Form 10-Q
period 2012-12-31
Unique Underwriters, Inc.
filed 2013-03-07
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-132165

Unique Underwriters, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	6361 (Primary Standard Industrial Classification Number)	27-0631947 (IRS Employer Identification Number)

 13601 Preston Road,

Suite 317 East Tower,

Dallas Texas 75240

(817) 281-3200

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

(1)

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[  ] N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2012
Common Stock: $0.001 par value	77,460,612

(2)

(3)

--------

UNAUDITED FINANCIAL STATEMENTS

UNIQUE UNDERWRITERS, INC.

December 31, 2012

--------

(4)

CONTENTS

BALANCE SHEETS…………………………………………………………………………. 6

STATEMENTS OF OPERATIONS…………………………………………………………..7

STATEMENTS OF CASH FLOWS…………………………………………………………. 8

NOTES TO THE FINANCIAL STATEMENTS……………….……………………………. 9-18

(5)

UNIQUE UNDERWRITERS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012

	December 31, 2012	June 30, 2012
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$1,824	$19,156
Rent deposit	4,578	—
Accounts receivable	17,684	—
TOTAL CURRENT ASSETS	24,087	19,156

Fixed assets, net	3,326	—
TOTAL ASSETS	$27,412	$19,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$32,007	$63,995
Accrued payroll taxes	40,031	16,700
Customer deposit	1,500	1,500
Loans payable-related party	54,655	—
Unsecured demand loan payable	250,000	250,000
TOTAL CURRENT LIABILITIES	378,193	332,195

STOCKHOLDERS' (DEFICIT)
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 77,460,612 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively)	77,461	77,461
Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; -0- and -0- shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; -0- and -0- shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively)	—	—
Additional paid in capital	10,918,611	10,918,611
Retained deficit	(11,346,852)	(11,309,111)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(350,779)	(313,040)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$27,412	$19,156

The accompanying notes are an integral part of these financial statements

(6)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	For the six months ended		For the three months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
REVENUES:
Insurance sales commissions	$615,623	$736,421	$168,521	$352,129
Lead sales commissions	315,957	303,790	92,681	152,425
Total commission	931,579	1,040,211	261,202	504,554

Cost of sales	(383,349)	(499,358)	(78,649)	(217,864)
Gross profit	548,230	540,853	182,553	286,690

EXPENSES:
Consulting fees	43,048	78,432	11,321	41,247
Contract labor	113,403	225,391	51,916	143,511
Payroll and related taxes	248,051	171,589	87,921	82,210
Computer/internet	4,812	10,383	57	5,936
Professional fees	33,462	24,920	21,252	10,400
Professional fees paid with common stock	—	75,000	—	75,000
Insurances	28,174	26,066	8,830	7,353
Rent	37,109	46,103	18,599	31,529
Other general and administrative expenses	78,039	198,409	32,202	127,780
Total expenses	586,097	856,293	232,099	524,966

Income (loss) from operations	$(37,866)	$(315,440)	$(49,546)	$(238,276)

Interest income	125	14	1	1

Loss before income taxes	(37,741)	(315,426)	(49,545)	(238,275)

Provision for income taxes	—	—	—	—

NET (LOSS)	$(37,741)	$(315,426)	$(49,545)	$(238,275)

Basic and fully diluted net (loss) per common share:	*	*	*	*

Weighted average common shares outstanding	77,460,612	75,372,279	77,460,612	75,551,917

*-less than $0.01

The accompanying notes are an integral part of these financial statements

(7)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

	For the six months ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(37,741)	$(315,426)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Common stock issued for services rendered	—	75,000
Depreciation	45	—
Increase (decrease) in operating liabilities
Accounts receivable	(17,684)	—
Accounts payable	(31,988)	(4,081)
Rent deposit	(4,578)	—
Accrued payroll taxes	23,332	—
NET CASH (USED IN) OPERATING ACTIVITIES	(68,615)	(244,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture	(3,371)	—
NET CASH (USED IN) OPERATING ACTIVITIES	(3,371)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Incurrence of unsecured demand loan payable	—	250,000
Loans from related party	54,655	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,655	250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,331)	5,493

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	19,156	41,269

END OF THE PERIOD	$1,824	$46,762

The accompanying notes are an integral part of these financial statements

(8)

Notes to unaudited financial statements

December 31, 2012

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unique Underwriters, Inc. (the “Company”) is a national, independent, mortgage protection insurance sales and marketing company located in the Dallas, Texas area. The Company was incorporated in the State of Texas on July 28, 2009.

Unique Underwriters, Inc. offers the following forms of insurance sales:

Mortgage life insurance is a form of life insurance that will cover the cost of the mortgage in the event of policy holder’s death, so that his/her family doesn’t have to worry about paying it off without the aid of primary income. Life insurance can be used for a variety of purposes, such as: providing for your spouse and children, paying off a mortgage and other debts, transferring wealth or business interests, accumulating cash on a tax advantaged basis, achieving estate tax liquidity, saving money for college expenses or retirement or other life events. Disability Insurance pays the insured a monthly benefit if he/she becomes disabled, as a result of an accident or disease, and cannot perform the duties of their own job.

Funeral expense insurance is an insurance policy used to pay for funeral services and a burial when the named insured dies. Such a policy helps ease the financial burden placed on a family when a loved one dies. It is no different than a traditional life insurance policy with a small monetary value. Funeral expense insurance allows the named insured to feel safe knowing that funeral-related expenses are covered regardless of the status of their estate at the time of death.

Annuities provide tax-deferred growth, liquidity, and income options, plus a death benefit that may bypass the costs and delays of probate. An annuity could be right if: a) prefer to delay taxes to a later date; b) are already contributing all you can to your IRA or qualified plan; c) are comfortable that you won’t need extra money immediately; d) prefer a minimum guaranteed interest rate. The Company an array of products that include fixed indexed annuities that are based on the performance of an Index, which provides you with all the upside potential and none of the downside risk of the market.

Basis of Presentation

The financial statements include the accounts of Unique Underwriters, Inc. under the accrual basis of accounting.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

(9)

Reclassification

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

Deferred Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition – The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.

The approval from the Company’s insurance carriers, which occurs upon receipt of our commission check and the policy, is reviewed online, and related completion of services to the client is an event that triggers revenue recognition.

No revenue is recognized prior to receipt of the commission check.

The lead sales revenue is recognized when one of our agents submits an order to rent leads and simultaneously their credit card is processed and the leads are distributed to them. The Company recognizes revenue when the agent submits an order to rent the leads for 30 days. After thirty days the leads become available for rental to another agent. Leads may be rented multiple times at decreasing rates due to the lead’s age and number of times it has been rented.

(10)

Membership revenue recognition occurs when an agent registers for one of the Company’s websites online and submits their payment information; the agent must give 30 days notice of request to cancel their membership. The Company recognizes revenue related to our various membership plans as income on a straight-line basis over the length of membership period.

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2010, the Company refunded $1,000 to Executive Members, for the year ended June 30, 2011, the Company refunded $28,354 to Executive Members, for the year ended June 30, 2012, the Company refunded $9,845 to Executive Members. For the six months ended December 31, 2012, the Company did not issue any refunds to Executive Members.

Cost of Sales - The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition and include marketing and leads generation costs, leads purchased costs and agent expenses. Selling, general and administrative expenses are charged to expense as incurred.

Comprehensive Income (Loss) - The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012 and June 30, 2012.

(11)

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, rent deposit, accounts payable, customer deposits and notes payable approximate their fair values because of the short maturity of these instruments.

(12)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 and June 30, 2012 nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the six months ended December 31, 2012 and 2011.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

(13)

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

NOTE 2 INCOME TAXES

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $1,045,000 that expire in various years through the year 2032.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended December 31, 2012 and 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

(14)

The Company’s deferred tax asset at December 31, 2012 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $366,000 less a valuation allowance in the amount of approximately $366,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $13,000 and $84,000 for the six months ended December 31, 2012 and 2011, respectively.

The Company’s total deferred tax asset as of December 31, 2012 and 2011 are as follows:

	2012	2011

Total deferred tax asset	$366,000	$335,000
Valuation allowance	(366,000)	(335,000)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the six months ended December 31, 2012 and 2011 are as follows:

	2012	2011

Income tax computed at the federal statutory rate	(35%)	(35%)
Valuation allowance	(35%)	(35%)
Net deferred tax asset	0%	0%

NOTE 3 CAPITAL STOCK

The Company is currently authorized to issue 1,000,000,000 common shares at $.001 par value per share.

The Company is currently authorized to issue 100,000,000 Class A preferred shares at $.001 par value per share with 10:1 conversion and voting rights.

The Company is currently authorized to issue 50,000,000 Class B preferred shares at $.001 par value per share with 1:1 conversion and voting rights.

No stock has been issued for the six months ended December 31, 2012.

(15)

NOTE 4 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company has a three year lease at $5,330 per month with an unrelated party. The lease expires on April 30, 2014.

The Company assumed and renewed a shopping center lease from a party related through common ownership. The lease is for five years at $840 per month and expires on May 31, 2016.

Future minimum rental payments under the leases for the next five years are as follows:

2012	$74,040
2013	74,040
2014	63,380
2015	10,080
2016	9,240
$230,780

The Company has amended the Employment Agreement in order to clarify how the bonus payment is determined, among other things. This amendment is now included as part of Exhibit 10.5. With respect to the bonus payment, we have revised footnote 2 to the Summary Compensation Table to clarify that the bonus is in the amount of 5% of total annual revenue received by the Company and to state that this bonus payment is provided for through the Employment Agreement, as amended by the First Amendment thereto, filed as Exhibit 10.5. The amendment to the Employment Agreement includes, in relevant part, an amendment and restatement of Section 3.1 b. of Article III of the Employment Agreement in its entirety, to read as follows:

“an amount equal to 5% of Total Annual Revenue received by Employer, described below, determined on a cash basis during each calendar year, provided and on the condition that Employee’s employment by Employer is not terminated by Employer pursuant to Article IV hereof. “Total Annual Revenue” shall be defined herein the total revenue received by Employer during its fiscal year from all sources, including but not limited to, insurance commissions, leads and sales of membership packages. All payments due under this Section 3.1 shall be paid within thirty (30) days after determination of the Total Annual Revenue by Employer.”

1.	The Company has revised the language describing Mr. Wolfe’s employment agreement to remove the references to “Employer” and “Employee” and instead refer to “the Company” and “Mr. Wolfe” to remove any confusion. In addition, we have revised the description of the termination provision of Mr. Wolfe’s Employment Agreement to reflect a change made by the First Amendment, which is now included as part of Exhibit 10.5, to remove the implication that Mr. Wolfe may only voluntarily terminate his employment with Mr. Simpson’s consent.

2.

Employer hereby employs Employee, and Employee hereby accepts employment with Employer, for a period commencing on August 8, 2011 (the “commencement date”), and continuing until terminated as provided in this Agreement. This agreement has no fixed term and will terminate pursuant to the terms listed below.

The agreement shall immediately terminate upon the occurrence of any one of the following events:

a.	Employee’s death;

b.	Employee’s permanent disability as determined by the Employer;

c. Employee is convicted by a court of competent jurisdiction of fraud, misappropriation, embezzlement, dishonesty, or other similar act; or

The First Amendment includes, in relevant part, an amendment and restatement of Section 4.1 d. of Article IV of the Employment Agreement in its entirety, to read as follows:

“if Employee should voluntarily terminate his employment with Employer.”

(16)

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of December 31, 2012 and 2011:

	2012	2011

Gross accounts receivable from customers	$17,684	$—
Allowance for doubtful customer accounts	—	—
Accounts receivable, net	$17,684	$—

There was no bad debt expense recognized during the six months ended December 31, 2012 and 2011.

NOTE 6 FIXED ASSETS

Fixed assets were comprised of the following as of December 31, 2012 and 2011:

	2012	2011
Cost:
Furniture	$3,371	$—
Total cost	3,371	—
Less: Accumulated depreciation	45	—
Property and equipment, net	$3,326	$—

NOTE 7 LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Basic and diluted loss per share was the same for the six months ended December 31, 2012 and 2011.

NOTE 8 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended December 31, 2012 and 2011 are summarized as follows:

Cash paid during the period for interest and income taxes:

	2012	2011

Income Taxes	$-0-	$-0-
Interest	$-0-	$-0-

NOTE 9 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception and has a negative working capital. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

(17)

NOTE 10 UNSECURED DEMAND LOAN PAYABLE

As of December 31, 2012, the Company had unsecured demand loan payable in amount of $250,000, which was borrowed from an unrelated party during the year ended June 30, 2012.There is no written agreement between the Company and the party. The loan is unsecured, interest free and repayable currently. The effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE 11 LOANS PAYABLE-RELATED PARTY

The Company has signed various promissory notes with the Company's related parties.  The loans are unsecured, interest free and payable on demand. The total amount outstanding of these loans is $54,655 as of December 31, 2012. The effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE 12 SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2012 and June 30, 2012.

(18)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to " Unique Underwriters", "we," "us," or "our" , “UUI” and the "Company" are references to the business of Unique Underwriters, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Unique Underwriters, Inc. is a national Independent Marketing Organization that focuses exclusively on the sale of mortgage protection insurance policies, final expense insurance policies, annuities and life insurance policies. The Company provides sales and marketing assistance for its agents by utilizing direct-mail lead programs, insurance sales training and agency-building opportunities. The Company rents quality leads to its agents that allow the agent to generate sales of mortgage protection insurance policies, final expense insurance policies, annuities and life insurance policies. UUI generates revenue from three (3) sources: commissions from insurance carriers as a result of policies sold by our network of independent agents, renting leads to our network of independent agents, and the sales of annual membership packages to our agents that provide various levels of access to leads, training, personalized website, mentoring, customer support, company events and conventions.

(19)

During the last quarter, current management determined that a reduction of expenses was necessary to insure the continued viability of the Company. Although future cash flow is always difficult to predict, by eliminating expenses and increasing our marketing, lead generation and production efforts, management believes that net profits should improve during the coming year due to the following factors:

(1) The continued implementation of our existing advertising programs on Monster.com and Craigslist.com and our weekly national conference call, which is designed to inform agents of (i) new direct mail areas of coverage, (ii) where the leads were coming in from, and (iii) the benefits of our membership packages;

(2) The continued use of our reprogrammed web site to send out a series of auto responders to those individuals who submit inquiries through the site; and

3) We added Kramer Mailings (“Kramer”) as our primary mailing service in lieu of GWJ Company (“GWJ”) and America’s Recommended Mailers, Inc. (“ARM”). Kramer has proven to show a higher rate of return on leads than either GWJ or ARM which equated to more leads coming in for our agents to pursue, which in turn meant more lead revenue and ultimately more insurance policies being sold, which meant even more revenue for the Company.

Employees and Employee/Consultant Agreements

As of December 31, 2012, there were four (4) full-time employees, including Samuel Wolfe, President and CEO.  The remaining officers and staff of the Company at that time were all full time consultants with Consulting Agreements. At the present time, Mr. Wolfe, Ralph Simpson, who is our Chairman and COO, and all of our officers and directors are all full time consultants.  Effective March 5, 2013, Mr. Wolfe and Mr. Simpson signed new Consulting Agreements with the Company, wherein their Consulting Firms, R. Simpson & Associates, Inc. and S. Wolfe & Associates, Inc., became full time consultants for the Company. In addition to retaining their current positions in the Company, their Consulting Agreements (attached hereto as Exhibits 33 and 34) each contain the following pertinent provisions:

1) Compensation. As total compensation for Consultant’s services rendered hereunder, the Consulting Firm shall be entitled to receive from Company the following:

a.	annual compensation of $130,000.00, payable to the Consulting Firm on a weekly basis; and

b.	an amount equal to 5% of Total Monthly Revenue received by the Company, determined on a cash basis during each calendar month within the Company’s fiscal year, provided and on the condition that this Agreement is not terminated by the Company pursuant to Article IV hereof. “Total Monthly Revenue” shall be defined herein the total revenue received by the Company during each calendar month within the Company’s fiscal year from all sources, including but not limited to, insurance commissions, leads and sales of membership packages. All payments due under this Section 3.1b shall be paid within seven calendar (7) days after determination of the Total Monthly Revenue by the Company; and

2) Events Causing Termination. This Agreement shall immediately terminate, without liability to Company, upon the occurrence of any one of the following events:

a.	Consultant’s death;

b.	Consultant’s permanent disability as determined by the Company;

c.	Consultant is convicted by a court of competent jurisdiction of fraud, misappropriation, embezzlement, dishonesty, or other similar act; or

d.	if the Consulting Firm should voluntarily terminate the Agreement.

(20)

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Revenues

We had revenue of $261,202 and $931,579 for the three and six months ended December 31, 2012, respectively, of which $168,521 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $92,681 from the sales of leads during the three months ended December 31, 2012, and $615,623 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $315,957 from the sales of leads during the six months ended December 31, 2012.

Comparatively, we had revenue of $504,554 and $1,040,211 for the three and six months ended December 31, 2011, respectively, of which $352,129 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $152,425 from the sales of leads during the three months ended December 31, 2011, and $736,421 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $303,790 from the sales of leads during the six months ended December 31, 2011. The decrease by $243,352, or 48.3%, and $108,632, or 10.4%, during the three and six months ended December 31, 2012, respectively, was due in large part to limited capital resources which caused the number of mailings to be decreased. Less mailings going out meant fewer leads coming in which in turn resulted in less income from the sale of leads and less production from the sale of insurance policies.

(21)

Cost of Sales

The cost of sales was $78,649, or 30.1% of revenues, and $383,349, or 41.2% of revenue, for the three and six months ended December 31, 2012, respectively. Comparatively, the cost of sales was $217,864, or 43.2% of revenue, and $499,358, or 48.0% of revenues, for the three and six months ended December 31, 2011, respectively.

Cost of sales includes the costs directly attributable to revenue recognition, such as marketing and leads generation costs, leads purchased costs, and payments to agents, which was $126,749, $84,093, $and $172,507 during the six months ended December 31, 2012, respectively, and $166,957, $105,017 and $227,384 during the six months ended December 31, 2011, respectively.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $232,099 and $586,097 during the three and six months ended December 31, 2012, respectively, compared to operating expenses of $524,966 and $856,293 during the three and six months ended December 31, 2011, respectively. The decrease by $292,867 during the three months ended December 31, 2012 was due primarily to the decrease in consulting fees, contract labor and other general and administrative expenses by $29,926, $91,595 and $95,578, respectively. The decrease by $270,196 during the six months ended December 31, 2012 was due primarily to the decrease in consulting fees, contract labor and other general and administrative expenses by $35,384, $111,988 and $120,370, respectively.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $68,615 and $244,507 during the six months ended December 31, 2012 and 2011, respectively. Negative cash flow from operation during the six months ended December 31, 2012 was due to the net loss of $37,741, the increase in accounts receivable by $17,684, plus the decrease in accounts payable in amount of $31,988, offset by the increase in accrued payroll taxes by $23,332. Net cash used in operating activities for the six months ended December 31, 2011 was due primarily to the net loss of $315,426, plus the decrease in accounts payable in the amount of $4,081, offset by the non-cash expenses of $75,000 resulting from the stock issuance as compensation.

Investing Activities

Net cash used in investing activities was $3,371 for the six months ended December 31, 2012 due primarily to the purchase of furniture. Comparatively, we had no cash flow from investing activities during the six months ended December 31, 2011.

(22)

Financing Activities

Net cash provided by financing activities was $54,655 for the six months ended December 31, 2012 due to proceeds from related party loans. Comparatively, net cash provided by financing activities was $250,000 for the six months ended December 31, 2011 due primarily to the proceeds from incurrence of an unsecured loan payable.

The Company had no assets in a book overdraft position as a result of issuing more checks than cash available on hand at December 31, 2012.

Critical Accounting Policies

Revenue Recognition – The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(v)	persuasive evidence of an arrangement exists,

(vi)	the services have been rendered and all required milestones achieved,

(vii)	the sales price is fixed or determinable, and

(viii)	collectability is reasonably assured.

The approval from the Company’s insurance carriers, which occurs upon receipt of our commission check and the policy, is reviewed online, and related completion of services to the client is an event that triggers revenue recognition.

No revenue is recognized prior to receipt of the commission check.

The lead sales revenue is recognized when one of our agents submits an order to rent leads and simultaneously their credit card is processed and the leads are distributed to them. The Company recognizes revenue when the agent submits an order to rent the leads for 30 days. After thirty days the leads become available for rental to another agent. Leads may be rented multiple times at decreasing rates due to the lead’s age and number of times it has been rented.

Membership revenue recognition occurs when an agent registers for one of the Company’s websites online and submits their payment information; the agent must give 30 days notice of request to cancel their membership. The Company recognizes revenue related to our various membership plans as income on a straight-line basis over the length of membership period.

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2010, the Company refunded $1,000 to Executive Members, for the year ended June 30, 2011, the Company refunded $28,354 to Executive Members, and for the year ended June 30, 2012, the Company refunded $9,845 to Executive Members. For the six months ended December 31, 2012, the Company did not issue any refunds to Executive Members.

Cost of Sales - The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition and include marketing and leads generation costs, leads purchased costs and agent expenses. Selling, general and administrative expenses are charged to expense as incurred.

(23)

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) mailing expenses; (ii) advertisement expenses; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and potentially debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or debt securities could potentially result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

Initially we planned to raise a minimum of $100,000 and a maximum of $600,000 in order to continue our marketing plan and build a customer base. The company was successful in achieving $697,819, which will go toward achieving our goals. A large portion of the funds raised will be invested in advertising, marketing, and consulting fees. Our success is contingent upon having enough capital to build enough customers to support the business.

We had cash of $1,824 on hand as of December 31, 2012, the most readily available recent date. The accumulated deficit as of December 31, 2012 was $11,346,852. The Company’s current cash on hand is not sufficient to meet our working capital requirements for the next twelve month period. Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve operation and growth goals and to meet our working capital requirements. We will not receive any proceeds from the sale of common stock in this offering. If we are able to conduct an equity offering, there will be dilution to the current stockholders of the Company and to the investors that acquire shares in the offering; and if we are able to conduct a debt offering, we will likely be subject to various covenants on our business operations and may be required to make payments during the term of the securities.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $1,500,000. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company has suffered recurring losses from operations since inception and has a negative working capital. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

(24)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that although our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, we needed additional assistance in the basic day-to-day accounting functions required by a public company and management determined that a local accounting firm would best deliver the fastest service to us while supporting our existing PCAOB accounting firm, Bongiovanni & Associates CPA’s, Mike Bongiovanni, CPA, Principal (19720 Jetton Road, 3rd Floor, Cornelius, NC 28031, mikebongiovanni@msn.com) as well in the preparation of reports that we file or submit under the Exchange Act. Therefore, Management has hired Goldin Peiser & Peiser, LLP (16800 N. Dallas Parkway, Suite 240, Dallas, TX 75248, www.GPPcpa.com) as our accounting firm who will be in charge of our basic day-to-day accounting needs, as well as provide periodic support for our existing PCAOB accounting firm.

(25)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving our Company. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31. Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32. Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

33. CONSULTING AGREEMENT made and entered into as of the 5th day of March, 2013, by and among UNIQUE UNDERWRITERS, INC., a Texas corporation, S. Wolfe & Associates, Inc. and SAMUEL WOLFE.

 34. CONSULTING AGREEMENT made and entered into as of the 5th day of March, 2013, by and among UNIQUE UNDERWRITERS, INC., a Texas corporation, R. Simpson & Associates, Inc. and RALPH SIMPSON.

(26)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unique Underwriters, Inc.
Dated: March 7, 2013	By: /s/ Samuel Wolfe
Samuel Wolfe, President and Chief Executive Officer

(27)