Form 10-Q
period 2013-03-31
Unique Underwriters, Inc.
filed 2013-05-15
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-172850

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2013
Common Stock: $0.001 par value	77,460,612

(1)

UNIQUE UNDERWRITERS, INC.

(2)

UNAUDITED FINANCIAL STATEMENTS

UNIQUE UNDERWRITERS, INC.

March 31, 2013

UNIQUE UNDERWRITERS, INC.
BALANCE SHEETS
AS OF MARCH 31, 2013 AND JUNE 30, 2012

	March 31, 2013	June 30, 2012
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$—	$19,156
Rent deposit	4,578	—
Accounts receivable	4,243	—
TOTAL CURRENT ASSETS	8,821	19,156

Fixed assets, net	3,212	—
TOTAL ASSETS	$12,033	$19,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$32,007	$63,995
Checks in excess of bank balance	1,613	—
Accrued payroll taxes	42,592	16,700
Customer deposit	1,500	1,500
Loans payable-related party	53,055	—
Unsecured demand loan payable	250,000	250,000
TOTAL CURRENT LIABILITIES	380,767	332,195

STOCKHOLDERS' (DEFICIT)
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 77,460,612 and 77,460,612 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively)	77,461	77,461
Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; -0- and -0- shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; -0- and -0- shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively)	—	—
Additional paid in capital	10,918,611	10,918,611
Retained deficit	(11,364,805)	(11,309,111)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(368,732)	(313,040)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$12,033	$19,156

The accompanying notes are an integral part of these financial statements

(3)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the three months ended		For the nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
REVENUES:
Insurance sales commissions	$174,875	$508,181	$790,498	$1,244,602
Lead sales commissions	170,546	212,772	486,503	516,562
Total commission	345,421	720,953	1,277,001	1,761,164

Cost of sales	(133,474)	(347,129)	(466,824)	(891,842)
Gross profit	211,947	373,824	810,177	869,321

EXPENSES:
Consulting fees	6,860	31,575	49,907	110,007
Contract labor	69,830	150,434	183,233	375,816
Payroll and related taxes	35,486	69,819	283,537	241,408
Computer/internet	796	3,975	5,608	14,359
Professional fees	18,646	17,148	52,108	42,068
Professional fees paid with common stock	—	—	—	90,000
Insurances	3,411	18,722	31,585	44,789
Rent	9,330	21,503	46,439	65,969
Depreciation	114	—	159	—
Other general and administrative expenses	85,428	89,613	213,422	216,959
Total expenses	229,900	402,789	865,996	1,201,374

Income (loss) from operations	$(17,953)	$(28,965)	$(55,819)	$(332,052)

Interest income	—		125	14

Loss before income taxes	(17,953)	(28,965)	(55,694)	(332,038)

Provision for income taxes	—	—	—	—

NET (LOSS)	$(17,953)	$(28,965)	$(55,694)	$(332,038)

Basic and fully diluted net (loss) per common share:	*	*	*	*

Weighted average common shares outstanding	77,460,612	75,760,612	77,460,612	75,500,782

*-less than $0.01
The accompanying notes are an integral part of these financial statements

(4)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the nine months ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(55,694)	$(332,038)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Common stock issued for services rendered	—	90,000
Depreciation	159	—
Increase (decrease) in operating assets and liabilities
Accounts receivable	(4,243)	—
Accounts payable	(30,375)	17,856
Rent deposit	(4,578)	—
Accrued payroll taxes	25,893	—
NET CASH (USED IN) OPERATING ACTIVITIES	(68,839)	(224,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture	(3,371)	—
NET CASH (USED IN) OPERATING ACTIVITIES	(3,371)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Incurrence of unsecured demand loan payable	—	250,000
Purchase of treasury stock	—	(8,001)
Loans from related party	53,055	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,055	242,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,156)	17,818

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	19,156	41,269

END OF THE PERIOD	$—	$59,087

The accompanying notes are an integral part of these financial statements

(5)

Unique Underwriters, Inc.

Notes to unaudited financial statements

March 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2010, the Company refunded $1,000 to Executive Members, for the year ended June 30, 2011, the Company refunded $28,354 to Executive Members, for the year ended June 30, 2012, the Company refunded $9,845 to Executive Members. For the nine months ended March 31, 2013, the Company did not issue any refunds to Executive Members.

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

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2013 and June 30, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013 and June 30, 2012 nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the nine months ended March 31, 2013 and 2012.

(6)

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114. , Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

NOTE 2 - INCOME TAXES

At March 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,063,000 that expire in various years through the year 2032.

Due to operating losses, there is no provision for current federal or state income taxes for the nine months ended March 31, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $372,000 less a valuation allowance in the amount of approximately $372,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $19,000 and $85,000 for the nine months ended March 31, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of March 31, 2013 and June 30, 2012 are as follows:

	2013	2012

Total deferred tax asset	$372,000	$351,000

Valuation allowance	(372,000)	(351,000)

Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the nine months ended March 31, 2013 and 2012 are as follows:

	2013	2012

Income tax computed at the federal statutory rate	35%	35%

Valuation allowance	(35%)	(35%)

Total deferred tax asset	0%	0%

(7)

NOTE 3 - CAPITAL STOCK

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

No stock has been issued for the nine months ended March 31, 2013.

NOTE 4 - LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company has a three year lease at $5,330 per month with an unrelated party. The lease expires on April 30, 2014.

The Company assumed and renewed a shopping center lease from a party related through common ownership. The lease is for five years at $840 per month and expires on May 31, 2016.

Future minimum rental payments under the leases for the next five years are as follows:

2013	74,040
2014	63,380
2015	10,080
2016	9,240
2017	0
$156,740

As of December 31, 2012, there were four (4) full-time employees, including Samuel Wolfe, President and CEO. The remaining officers and staff of the Company at that time were all full time consultants with Consulting Agreements. At the present time, Mr. Wolfe, Ralph Simpson, who is our Chairman and COO, and all of our officers and directors are all full time consultants.  Effective March 5, 2013, Mr. Wolfe and Mr. Simpson signed new Consulting Agreements with the Company, wherein their Consulting Firms, R. Simpson & Associates, Inc. and S. Wolfe & Associates, Inc., became full time consultants for the Company. In addition to retaining their current positions in the Company, their Consulting Agreements each contain the following pertinent provisions:

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

2) Events Causing Termination. This Agreement shall immediately terminate, without liability to Company, upon the occurrence of any one of the following events:

a.	Consultant’s death;

b.	Consultant’s permanent disability as determined by the Company;

c.	Consultant is convicted by a court of competent jurisdiction of fraud, misappropriation, embezzlement, dishonesty, or other similar act; or

d.	if the Consulting Firm should voluntarily terminate the Agreement.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of March 31, 2013 and 2012:

	2013	2012

Gross accounts receivable from customers	$4,243	$-
Allowance for doubtful customer accounts	-	-
Accounts receivable, net	$4,243	$-

There was no bad debt expense recognized during the nine months ended March 31, 2013 and 2013, respectively.

NOTE 6 - FIXED ASSETS

Fixed assets were comprised of the following as of March 31, 2013 and 2012:

	2013	2012
Cost:
Furniture	$3,371	$-
Total cost	3,371	-
Less: Accumulated depreciation	159	-
Property and equipment, net	$3,212	$-

(8)

NOTE 7 - LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Basic and diluted loss per share was the same for the nine months ended March 31, 2013 and 2012.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended March 31, 2013 and 2012 are summarized as follows:

Cash paid during the period for interest and income taxes:

	2013	2012

Income Taxes	$ -0-	$ -0-
Interest	$ -0-	$ -0-

NOTE 9 - GOING CONCERN AND UNCERTAINTY

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

NOTE 10 - UNSECURED DEMAND LOAN PAYABLE

As of March 31, 2013, the Company had unsecured demand loan payable in amount of $250,000, which was borrowed from an unrelated party during the year ended June 30, 2012.There is no written agreement between the Company and the party. The loan is unsecured, interest free and repayable currently. The effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE 11- LOANS PAYABLE-RELATED PARTY

The Company has signed various promissory notes with the Company's related parties.  The loans are unsecured, interest free and payable on demand. The total amount outstanding of these loans is
$53,055 as of March 31, 2013. The effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE 12 SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31,

(9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the last quarter, current management continued its reduction of expenses to insure the continued viability of the Company. Although future cash flow is always difficult to predict, by eliminating expenses and increasing our marketing, lead generation and production efforts, management continues to believe that net profits should improve during the coming year due to the following factors:

(1) The continued implementation of our existing advertising programs on Monster.com and Craigslist.com and our weekly national conference call, which is designed to inform agents of (i) new direct mail areas of coverage, (ii) where the leads were coming in from, and (iii) the benefits of our membership packages;

(2) The continued use of our reprogrammed web site to send out a series of auto responders to those individuals who submit inquiries through the site; and

3) The proven success of Kramer Mailings (“Kramer”) as our primary mailing service. Kramer continues to show a very high rate of return on leads which equates to more leads coming in for our agents to pursue, which in turn meant more lead revenue and ultimately more insurance policies being sold, which means even more revenue for the Company.

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

Revenues

We had revenue of $345,421 and $1,277,001 for the three and nine months ended March 31, 2013, respectively, of which $174,875 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $170,546 from the sales of leads during the three months ended March 31, 2013, and $790,498 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $486,503 from the sales of leads during the nine months ended March 31, 2013.

Comparatively, we had revenue of $720,953 and $1,761,164 for the three and nine months ended March 31, 2012, respectively, of which $508,181 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $212,772 from the sales of leads during the three months ended March 31, 2012, and $1,244,602 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $516,562 from the sales of leads during the nine months ended March 31, 2012. The decrease by $375,531 and $484,163 during the three and nine months ended March 31, 2013, respectively, was due in large part to limited capital resources which caused the number of mailings to be decreased. Less mailings going out meant fewer leads coming in which in turn resulted in less income from the sale of leads and less production from the sale of insurance policies.

Cost of Sales

The cost of sales was $133,474, or 38.6% of revenues, and $466,824, or 36.5% of revenue, for the three and nine months ended March 31, 2013, respectively. Comparatively, the cost of sales was $347,129, or 48.1% of revenue, and $891,842, or 50.6% of revenues, for the three and nine months ended March 31, 2012, respectively.

Cost of sales includes the costs directly attributable to revenue recognition, such as marketing and leads generation costs, leads purchased costs, and payments to agents, which was $164,064, $84,093, and $218,667 during the nine months ended March 31, 2013, respectively, and $303,086, $133,954 and $454,802 during the nine months ended March 31, 2012, respectively.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $229,900 and $865,996 during the three and nine months ended March 31, 2013, respectively, compared to operating expenses of $402,789 and $1,201,374 during the three and nine months ended March 31, 2012, respectively. The decrease by $172,889 during the three months ended March 31, 2013 was due primarily to the decrease in consulting fees, contract labor and payroll expense. The decrease by $335,377 during the nine months ended March 31, 2013 was due primarily to the decrease in consulting fees, contract labor and stock issued for services.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

(10)

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $68,839 and $224,182 during the nine months ended March 31, 2013 and 2012, respectively. Negative cash flow from operation during the nine months ended March 31, 2013 was due to the net loss of $55,694, the increase in accounts receivable by $4,243, plus the decrease in accounts payable in amount of $30,375, offset by the increase in accrued payroll taxes by $25,893. Net cash used in operating activities for the nine months ended March 31, 2012 was due primarily to the net loss of $332,038, offset by the non-cash expenses of $90,000 resulting from the stock issuance as compensation and the increase of accounts payable in the amount of $17,856.

Investing Activities

Net cash used in investing activities was $3,371 for the nine months ended March 31, 2013 due primarily to the purchase of furniture. Comparatively, we had no cash flow from investing activities during the nine months ended March 31, 2012.

Financing Activities

Net cash provided by financing activities was $53,055 for the nine months ended March 31, 2013 due to proceeds from related party loans. Comparatively, net cash provided by financing activities was $250,000 for the nine months ended March 31, 2012 due primarily to the proceeds from incurrence of an unsecured loan payable.

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2010, the Company refunded $1,000 to Executive Members, for the year ended June 30, 2011, the Company refunded $28,354 to Executive Members, and for the year ended June 30, 2012, the Company refunded $9,845 to Executive Members. For the nine months ended March 31, 2013, the Company did not issue any refunds to Executive Members.

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

We had cash of $ 0 on hand as of March 31, 2013, the most readily available recent date. The accumulated deficit as of March 31, 2013 was $11,364,805.

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

(11)

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

(12)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 2, 2013, the Company was served with the Original Petition of Crimson Gray LLC, a vendor that had provided web site hosting services to the Company until the Company discovered that Crimson Gray LLC had, without the Company’s permission, set up a link on the Company’s web site designed to divert the Company’s agents to a web site owned by Crimson Gray LLC for the purpose of selling products to the Company’s customers. The actions of Crimson Gray LLC constituted breach of contract and fraud. Crimson Gray LLC is seeking payment for unpaid fees in the total amount of $9,593.41. On April 22, 2013, the Company filed its answer by denying each and every allegation in the Original Petition of Crimson Gray LLC and has filed a counterclaim against Crimson Gray LLC seeking damages for breach of contract and fraud. As of the date of this report, Company Management is not aware of any other legal proceedings filed by any governmental authority or any other party involving our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.	Certification of Chief Executive Officer and principal financial officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(13)

A signed original of this written statement required by Section 906 has been provided to Unique Underwriters, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unique Underwriters, Inc.
Dated: May 14, 2013	By: /s/ Samuel Wolfe
Samuel Wolfe,
President and Chief Executive Officer