Form 10-K
period 2013-06-30
Unique Underwriters, Inc.
filed 2013-10-15
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[ X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

Yes [   ]   No [X].

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $1,569,091.80. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2013
Common Stock: $0.001 par value	77,460,612

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

PART 1
Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings

Part II
Item 4	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 5	Selected Financial Data
Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7	Quantitative and Qualitative Disclosure of Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence

PART IV
Item 14	Principal Accountant Fees and Services
Part 15	Exhibits, Financial Statements and Schedules

(2)

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

In this reports, “Unique Underwriters”, “the Company,” “we,” “us,” and “our,” refer to Unique Underwriters, Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending June 30, 2013. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

(3)

PART I

Item 1.  Business.

Overview

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

The Company provides sales and marketing assistance for its agents by utilizing direct-mail lead programs, insurance sales training and agency-building opportunities. The Company rents quality leads to its agents that allow the agent to generate sales of mortgage protection insurance policies, final expense insurance policies, annuities and life insurance policies. UUI generates revenue from three sources: (1) commissions from insurance carriers as a result of policies sold by our network of independent agents; (2) renting leads to our network of independent agents; (3) and the sales of annual membership packages to our agents that provide various levels of access to leads, training, personalized website, mentoring, customer support, company events and conventions.

We will require additional funding in order to pursue our business objectives and there is no guarantee that we will be successful in this regard.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

(4)

Plan of Operation

About Our Company

The Company has suffered recurring losses from operations since inception and has a negative working capital. Investors should be aware that our independent auditors have issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. However, although still negative, the numbers contained herein continue to show greater increases toward overall profitability and management is confident that the next quarter ending September 30, 2013 should indicate that the Company has finally achieved a small level of profitability in its operations. In fact, since net loss for the nine months ended 3/31/2013 was (55,694) and net loss for the year ended 6/30/2013 was (48,715), the last quarter ended 6/30/2013 had a small profit of $6,979.

The Company’s plans with regard to alleviating its working deficiency encompass the following actions: 1) obtain funding from new investors, 2) obtain funding from new equity or debt financing, and 3) implement a plan to generate sales and increase production. We have no plans to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. Furthermore, our working capital requirements are expected to increase in line with the growth of our business and we anticipate additional increases in operating expenses and capital expenditures relating to: (i) mailing expenses; (ii) advertisement expenses; and (iii) marketing expenses. Additional issuances of equity or debt securities could potentially result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $1,500,000. We also do not expect any significant additions to the number of employees, unless financing is raised. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

The Company has filed a prospectus that relates to the offering by the Company of a total of 77,460,612 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.15 per share. As of January 23, 2013, we became a public company and as a result of our listing on the OTCBB are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as this Form 10K and Form 10Qs. Investors and shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov.

(5)

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

Our administrative offices are located at 13601 Preston Road, Suite 317 East Tower, Dallas Texas 75240. We plan to use these offices until we require larger space.

Item 3. Legal Proceedings

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

On May 9, 2013, the Company was served with the Original Petition of Tonya Copeland, a former employee of the Company that had been terminated for cause. Tonya Copeland is seeking payment for severance pay and other damages in the total amount of $10,425.27. The Company has filed its answer by denying and each and every allegation in the Original Petition of Tonya Copeland.

As of the date of this report, the Company is not aware of any other legal proceedings filed by any governmental authority or any other party involving our Company.

(6)

PART II

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

As of June 30, 2013, our common stock is posted for trading on the OTCBB and has the trading symbol “UUWR”. Our shareholders' list of our common shares showed 133 registered shareholders holding 77,460,612 shares; there are no shares held by broker-dealers.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, as such, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

Holders

As of June 30, 2013, 77,460,612 shares of common stock were issued and outstanding.  There are 133 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect. Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

(7)

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended June 30, 2013.

Penny Stock

Our common stock is considered to be a “penny stock” under the rules of the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

(8)

Item 5. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

As previously stated, this annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this annual report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Unique Underwriters, Inc. is a national Independent Marketing Organization that focuses exclusively on the sale of mortgage protection insurance policies, final expense insurance policies and life insurance policies. The Company provides sales and marketing assistance for its agents by utilizing direct-mail lead programs, insurance sales training and agency-building opportunities. The Company rents quality leads to its agents that allow the agent to generate sales of mortgage protection insurance policies, final expense insurance policies and life insurance policies. UUI generates revenue from three (3) sources: commissions from insurance carriers as a result of policies sold by our network of independent agents, renting leads to our network of independent agents, and the sales of annual membership packages to our agents that provide various levels of access to leads, training, personalized website, mentoring, customer support, company events and conventions.

Management has continued its policy of reduction of expenses to insure the continued viability of the Company. Although future cash flow is always difficult to predict, by eliminating expenses and increasing our marketing, lead generation and production efforts, management continues to believe that net profits should improve due to the following factors:

(1) Advertising programs on Monster.com and Craigslist.com and regular conference calls, which are designed to inform agents of (i) new direct mail areas of coverage, (ii) where the leads were coming in from, and (iii) the benefits of our membership packages;

(2) Newly designed web site to further aid our agents and streamline the order process for those individuals who submit inquiries through the site; and

3) Kramer Mailings (“Kramer”) continues to show a very high rate of return on leads which equates to more leads coming in for our agents to pursue, which in turn meant more lead revenue and ultimately more insurance policies being sold, which means even more revenue for the Company.

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

(9)

Revenues

We had revenue of $ 1,524,576 for the current fiscal year ended June 30, 2013, of which $811,136 was from commissions due to sales of insurance products, including mortgage life insurance and funeral expense insurance, and $713,440 from the sales of leads during the current fiscal year ended June 30, 2013.

 Comparatively, we had revenue of $ 2,492,664 for the fiscal year ended June 30, 2012, of which $1,741,975 was from commissions due to sales of insurance products, including mortgage life insurance and funeral expense insurance, and $750,690 from the sales of leads during the fiscal year ended June 30, 2012. The decrease by $968,088 or 39%, during the current fiscal year ended June 30, 2013 was due in large part to limited capital resources which caused the number of mailings to be decreased. Less mailings going out meant fewer leads coming in which in turn resulted in less income from the sale of leads and less production from the sale of insurance policies.

Cost of Sales

The cost of sales was $649,161, or 43 % of revenues for the current fiscal year ended June 30, 2013.

Cost of sales includes the costs directly attributable to revenue recognition, such as marketing and leads generation costs, leads purchased costs, and payments to agents, which was $151,864, $173,949, and $323,348 for the current fiscal year ended June 30, 2013.

Comparatively, the cost of sales was $1,183,810, or 47% of revenues, for the year ended June 30, 2012, including Marketing/Leads Generation of $408,854, Leads Purchased Cost of $ 188,623 and agent expenses of $586,333 for the year ended June 30, 2012.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales; rather, these were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $914,255 during the current fiscal year ended June 30, 2013, compared to operating expenses of $1,933,593 during the fiscal year ended June 30, 2012. The decrease by $1,019,338 during the current fiscal year ended June 30, 2013 was due primarily to the decrease in consulting fees, contract labor, payroll and related taxes, stock issued for services rendered and other general and administrative expenses by $81,401, $113,553, $336,732, $345,000 and $138,715, respectively.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

(10)

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $50,682 during the current fiscal year ended June 30, 2013. Negative cash flow from operation during the current fiscal year ended June 30, 2013 was due to the net loss of $48,715, the increase in accounts receivable by $1,780, the increase in rent deposit by 4,578, plus the decrease in accounts payable in amount of $31,987, offset by the increase in accrued payroll taxes by $25,892.

Comparatively, net cash used in operating activities was $264,113 during the years ended June 30, 2012. Negative cash flow from operation during the year ended June 30, 2012 was due to the net loss of $624,724, plus the decrease in customer deposit by 27,497, offset by the increase in accounts payable and accrued payroll taxes in amount of $26,408 and $16,700, respectively, and the non-cash expenses of $345,000 resulting from the stock issuance of 2,300,000 shares as compensation.

Investing Activities

Net cash used in investing activities was $3,371 for the fiscal year ended June 30, 2013, due primarily to the purchase of furniture. Comparatively, we had no cash flow from investing activities during the fiscal year ended June 30, 2012.

Financing Activities

Net cash provided by financing activities was $45,484 for the current fiscal year ended June 30, 2013 due to proceeds from related party loans. Comparatively, net cash provided by financing activities was $242,000 due to the proceeds of $250,000 from unsecured loan payable, offset by stock redemption in amount of $8,000 for the fiscal year ended June 30, 2012.

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the current fiscal year ended June 30, 2013, the Company refunded $0 to Executive Members.

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

(11)

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

We had cash of $10,586 on hand as of June 30, 2013, and the accumulated deficit as of June 30, 2013 was $11,357,862. The Company’s current cash on hand is not sufficient to meet our working capital requirements for the next twelve month period. Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve operation and growth goals and to meet our working capital requirements. If we are able to conduct an equity offering, there will be dilution to the current stockholders of the Company and to the investors that acquire shares in the offering; and if we are able to conduct a debt offering, we will likely be subject to various covenants on our business operations and may be required to make payments during the term of the securities.

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

Going Concern

The Company has suffered recurring losses from operations since inception and has a negative working capital. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. However, although still negative, the numbers contained herein continue to show greater increases toward overall profitability and management is confident that the next quarter ending September 30, 2013 should indicate that the Company has finally achieved a small level of profitability in its operations. In fact, since net loss for the nine months ended 3/31/2013 was (55,694) and net loss for the year ended 6/30/2013 was (48,715), the last quarter ended 6/30/2013 had a small profit of $6,979.

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

(12)

Item 7. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by  Bongiovanni & Associates, CPAs for the audited financial statements for current fiscal year ended June 30, 2013 is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of June 30, 2013, the year end period covered by this report, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2013 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

(13)

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2013. As a result of this assessment, we concluded that, as of June 30, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended June 30, 2013 covered by this report were not previously reported on Form 8-K.

(14)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name Age Title

Samuel Wolfe 31 Chief Executive Officer, President, Director

Ralph Simpson 50 Chief Financial Officer, Chairman, Director

Rudolph J. Renda 60 Director

None of our directors or officers is a director in any other U.S. reporting companies. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to us or has a material interest adverse to us.

Director and Executive Biographies

Samuel Wolfe, Co-founder, Chief Executive Officer, President and Director.

Mr. Wolfe has served as Chief Executive Officer, President, and Director since May of 2010 when he co-founded Unique Underwriters, Inc. Prior thereto, from 2003 to 2009, Mr. Wolfe served as Chief Marketing Officer and eventually President for Equita Mortgage Group (EMG), a mortgage protection insurance company. While employed at EMG, Mr. Wolfe was responsible for managing the Mortgage Protection insurance business, including providing leads for agents nationwide specializing in the mortgage protection market, where he led the design and implementation of all sales and marketing strategies. Since 2002, his primary focus has been the Mortgage Protection, Final Expense, Tax Shelter Annuities, 403b, and Annuity markets. Over the years, Mr. Wolfe aspired to create a more distinctive independent marketing organization that brokered insurance and licensed leads to agents in a mentor-network environment. Using his experience and innovative designs for networking organizations, Mr. Wolfe aligned his organizational and lead generation experience with Mr. Simpson’s experience in the areas of recruiting, training and marketing in the insurance business.

Ralph Simpson, Co-founder, Chief Operating Officer, Chairman, Director

Mr. Simpson has more than 20 years in the real estate industry and over 10 years in the insurance industry. He serves as the co-founder, Chairman, Chief Operating Officer and Director of UUI. Ralph purchased his first income producing property at the age of 18. After graduating college, Mr. Simpson built and sold several businesses, and in 2001 after being recruited into the mortgage protection insurance market, Ralph realized the need for standardized training for new agents and established an insurance pre-licensing training institute “Simpson Sales Academy in Bedford Texas. Mr. Simpson was a licensed insurance agent for Conseco from 2001 to 2003, with National Agents Alliance from 2003 – December of 2008, and Equita through April of 2010. In May of 2010, Mr. Simpson, in conjunction with Sam Wolfe, co-founded Unique Underwriters, Inc. The Simpson Sales Academy continues to support pre-licensing training for insurance agents, however, does not conflict with nor compete with Unique Underwriters, Inc. The Simpson Group was previously affiliated with “National Agents Alliance” prior to the formation of Unique Underwriters Inc., however, is the company is now used only for his personal real estate investments.

(15)

Rudolph J. Renda, Director

Mr. Renda is an independent board member for Unique Underwriters, Inc. and serves on the Audit Committee, Compensation Committee, as well as the Nominating and Corporate Governance Committee since November of 2011. Mr. Renda is the founder and CEO of Oscar Renda Contracting, listed as one of the top 100 national utility water construction contractors engaged in the construction of environmental infrastructure, water and wastewater treatment plants, cross-country pipelines, tunneling and river crossings. Renda is also fifty percent owner of Renda Environmental, which engages in the recycling of bio-organics. Mr. Renda also owns a minority Interest in a medical research and diagnostics firm, True- Bios LLC, and a minority interest in an advertising agency, The Integrated Advertising Agency. Prior to the founding of Oscar Renda Construction, Mr. Renda was the majority owner of Landmark Banks Mid-cities, with three branches in Euless Texas, Colleyville, Texas, and Fort Worth, Texas, which were sold to Southtrust Bank. After graduating from college in 1974 with a major in accounting, Mr. Renda became a staff auditor with PricewaterhouseCoopers for two years.

In light of the business and structure of Unique Underwriters, it was important to choose directors with the particular experience, qualifications and skills in order to serve as directors of the Company. The two persons affiliated with UUI who have the most experience in the insurance industry are Samuel Wolfe and Ralph Simpson. In the case of Mr. Wolfe, he has previously co-founded a mortgage protection insurance company and an independent marketing organization which focused on mortgage protection insurance. In the case of Mr. Simpson, he has worked in the mortgage protection insurance industry since 2001 and previously founded his own insurance agency. In addition, both Mr. Wolfe and Mr. Simpson have experience with developing, managing and supervising marketing, administrative and sales departments for insurance marketing companies. The addition of Mr. Renda provides an unbiased, objective view to the Company’s business, planning and governance. With over 35 years of successful business ownership, management and accounting experience, Mr. Renda is well qualified to serve on the committees to which he has been appointed.

Involvement in Certain Legal Proceedings

During the past ten years, neither Mr. Wolfe, Mr. Simpson, nor Mr. Renda has been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Wolfe, Mr. Simpson, or Mr. Renda was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Wolfe, Mr. Simpson, or Mr. Renda’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(16)

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a corporate governance committee and staffed these three committees with the individuals best suited to accomplish the duties and responsibilities associated with audit, compensation and governance within UUI. Those individuals are Samuel Wolfe, Ralph Simpson and Rudolph Renda.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process and assists the board of directors in monitoring our financial systems and our legal and regulatory compliance. Our audit committee is responsible for, among other things:

☐ Appointing, compensating and overseeing the work of our independent auditors;

☐ Approving engagements of the independent auditors to render any audit or permissible non-audit services;

☐ Reviewing the qualifications and independence of the independent auditors;

☐ Monitoring the rotation of partners of the independent auditors on our engagement team as required by law;

☐Reviewing our financial statements and reviewing our critical accounting policies and estimates;

☐ Reviewing the adequacy and effectiveness of our internal controls; and

☐ Reviewing and discussing with management and the independent auditors the results of our annual audit, our quarterly financial statements and our publicly filed reports.

Compensation Committee.

Our compensation committee oversees our corporate compensation policies, plans and programs. The compensation committee is responsible for, among other things:

☐Reviewing and recommending policies, plans and programs relating to compensation and benefits of our directors, officers and employees;

☐Reviewing and approving compensation and the corporate goals and objectives relevant to compensation of our Chief Executive Officer;

☐ Evaluating the performance of our executive officers in light of established goals and objectives ; and

☐Administering our equity compensation plans for our employees and directors.

Nominating and Corporate Governance Committee.

Our nominating and corporate governance committee oversees and assists our board of directors in reviewing and recommending corporate governance policies and nominees for election to our board of directors. The nominating and corporate governance committee is responsible for, among other things:

☐Evaluating and making recommendations regarding the organization and governance of the board of directors and its committees;

☐Assessing the performance of members of the board of directors and making recommendations regarding committee and chair assignments;

☐Recommending desired qualifications for board of directors membership and conducting searches for potential members of the board of directors; and

☐Reviewing and making recommendations with regard to our corporate governance guidelines.

Our board of directors may from time to time establish other committees.

(17)

Item 11. Executive Compensation

General

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and chief operating officer (“Named Executive Officers”) from the years ended June 30, 2013 and 2012, respedtively.

SUMMARY COMPENSATION TABLE*
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samuel Wolfe, CEO/ President	2013 2012	130,000 130,000	0 0	0 0	0 0	0 0	0 0	4,487 120,795(1)	134,487 250,795
Ralph Simpson, COO/ Chairman	2013 2012	130,000 130,000	0 0	0 0	0 0	0 0	0 0	61,800 70,532(2)	191,800 200,532

(1) The chief executive officer is entitled to compensation in the amount of 5% of total annual revenue received by the Company. (2) Compensation for corporate housing for respective officer. This corporate housing payment was as a one-time benefit.

Employment/Consultant Agreements

We currently do not have either an employment or consultant agreement with our chief operation officer, Ralph Simpson.

We currently do have a consultant agreement with our chief executive officer, Samuel Wolfe. The Company contracted with S. Wolfe & Associates, Inc. (the “Consulting Firm”), a consulting firm that employs Mr. Wolfe and Mr. Wolfe accepted a consulting position with Company, for a period commencing on March 5, 2013 and continuing until terminated as provided therein. The material terms of Mr. Wolfe’s consultant agreement are as follows:

1.	annual compensation of $130,000.00, payable to the Consulting Firm on a weekly basis;

2.	an amount equal to 5% of Total Monthly Revenue received by the Company, determined on a cash basis during each calendar month within the Company’s fiscal year, provided and on the condition that this Agreement is not terminated by the Company pursuant to Article IV thereof. “Total Monthly Revenue” shall be defined therein as the total revenue received by the Company during each calendar month within the Company’s fiscal year from all sources, including but not limited to, insurance commissions, leads and sales of membership packages. All payments due under this Section shall be paid within seven calendar (7) days after determination of the Total Monthly Revenue by the Company;

3.	The Consultant Agreement shall immediately terminate upon the occurrence of any one of the following events:

a. Mr. Wolfe’s death;

b. Mr. Wolfe’s permanent disability as determined by the Company;

c. Mr. Wolfe is convicted by a court of competent jurisdiction of fraud, misappropriation, embezzlement, dishonesty, or other similar act; or

d. if Mr. Wolfe should voluntarily terminate his consulting position with the Company.

(18)

 Equity Awards

The shares awarded to Messrs. Wolfe and Simpson are fully vested. The fair value of the shares awarded was based on their service of forming the Company. These shares were issued later because there were not an adequate number of authorized shares in the Company’s treasury at the foundation of the company. No stock options or stock appreciation rights were outstanding with respect to any of our directors or executive officers as of June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 30, 2013, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 77,460,612 shares of our common stock were issued and outstanding as of the date of this 10-K.

Name of Beneficial Owner Number of Percent of Shares of Common Stock Common Stock Beneficially Beneficially Owned Owned

Samuel Wolfe 32,500,000 42.90%

Ralph Simpson 32,500,000 42.90%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Educator Group Plans, Insurance Services Inc. d/b/a Equita Mortgage Group and its affiliates, including Senior Advisor Services, are owned and operated by Richard Wolfe and Robert Myer. Mr. Robert Wolfe is also the step-father of the co-founder of UUI, Samuel Wolfe. The Agency Agreement between Equita and UUI contains the identical agreement terms and conditions as the agency agreements in place with other Equita agents. UUI does not have or gain any competitive or monetary advantage as an agent for Equita.. The milestones for continuing the Agency Agreement require that $3,000,000 in paid annual premium are maintained within any 12 month period which is the equivalent of $1.5 million in annual revenue. Equita receives 10-15% of the any commissions paid to Unique Underwriters from the carriers. Richard Wolfe and Educator Group Plans et al, have no personal or beneficial interests in UUI other than its participation in the Equita agency program. Since Educator Group Plans is paid their override commission directly from the carriers the Company does not have any knowledge of the aggregate amount of revenue that the Company has generated that was paid to Educator Group Plans.

Director Independence

Although we are not subject to listing requirements of any national securities exchange or national securities association and, as a result, are not at this time required to have our board comprised of a majority of “non-independent directors”, the Company has appointed Rudolph J. Renda, as of November 2011, to serve as an independent director.

(19)

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30 2013	June 30, 2012
Audit Fees	$20,000	$20,000
Audit Related Fees	$7,500	$7,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$27,500	$27,500

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees.

Tax Fees: During the last two fiscal years any other fees charged by the principal accountants for tax services other than those disclosed above.

All Other Fees: During the last two fiscal years any other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

(20)

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1) Financial statements for our Company are presented after the signature of this document
(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

31. Certification of Chief Executive Officer and principal financial officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(21)

EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Samuel Wolfe, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Unique Underwriters, Inc., a Texas corporation (the "Registrant");

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a–15(f) and 15d–15(f)) for the Registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.   I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:  October 14, 2013

/s/SAMUEL WOLFE
Samuel Wolfe President, Chief Executive Officer and principal financial officer)

32. Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(22)

EXHIBIT 32

STATEMENT FURNISHED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the President, Chief Executive Officer and principal financial officer of Unique Underwriters, Inc. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Annual Report on Form 10-K of Unique Underwriters, Inc. for the fiscal year ended June 30, 2013.

The undersigned certifies that such 10-K Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-K Report fairly presents, in all material respects, the financial condition and results of operations of Unique Underwriters, Inc. as of June 30, 2013.

This Certification is executed as of October 14, 2013.

By:	/s/Samuel Wolfe
Samuel Wolfe President, Chief Executive Officer and principal financial officer)

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

Unique Underwriters, Inc.
Dated: October 14, 2013	By: /s/ Samuel Wolfe
Samuel Wolfe, President and Chief Executive Officer

(23)

--------

FINANCIAL STATEMENTS

UNIQUE UNDERWRITERS, INC.

June 30, 2013

--------

(24)

CONTENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM……………………….26

BALANCE SHEETS…………………………………………………………………………. 27

STATEMENTS OF OPERATIONS…………………………………………………………...28

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)…………………………………29

STATEMENTS OF CASH FLOWS…………………………………………………………...30

NOTES TO THE AUDITED FINANCIAL STATEMENTS……………….…………………..31

(25)

Bongiovanni& Associates, CPA’s

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Unique Underwriters, Inc.

We have audited the accompanying balance sheets of Unique Underwriters, Inc. (“the Company”) as of June 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unique Underwriters, Inc. as of June 30, 2013 and 2012, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Cornelius, North Carolina

October 9, 2013

www.ba-cpa.net

(26)

UNIQUE UNDERWRITERS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012

	June 30, 2013	June 30, 2012
ASSETS

CURRENT ASSETS:
Cash	$10,586	$19,156
Rent deposit	4,578	—
Accounts receivable	1,780	—
TOTAL CURRENT ASSETS	16,944	19,156

Fixed assets, net	2,885	—
TOTAL ASSETS	$19,829	$19,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$32,008	$63,995
Accrued payroll taxes	42,592	16,700
Customer deposit	1,500	1,500
Unsecured demand loan payable	250,000	250,000
Loans payable-related parties	45,484	—
TOTAL CURRENT LIABILITIES	371,584	332,195

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 77,460,612 and 77,460,612 shares issued and outstanding at June 30, 2013 and 2012, respectively)	77,461	77,461
Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; - and - shares issued and outstanding at June 30, 2013 and 2012, respectively)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; - and - shares issued and outstanding at June 30, 2013 and 2012, respectively)	—	—
Additional paid in capital	10,928,611	10,918,611
Retained deficit	(11,357,826)	(11,309,111)
TOTAL STOCKHOLDERS' (DEFICIT)	(351,754)	(313,040)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$19,829	$19,156

The Report of Independent Registered Public Accoutning Firm and accompanying notes are an integral part of these financial statement.

(27)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	For the year ended
	June 30, 2013	June 30, 2012
REVENUES:
Insurance sales commissions	$811,136	$1,741,975
Lead sales commissions	713,440	750,690
Total commissions	1,524,576	2,492,664

Cost of sales	(649,161)	(1,183,810)
Gross profit	931,854	1,308,854

EXPENSES:
Consulting fees	63,297	144,698
Contract labor	211,069	324,622
Payroll and related taxes	214,717	551,449
Computer/internet expenses	8,273	23,606
Credit card processing fee	17,987	18,114
Stock issued for services rendered	—	345,000
Professional fees	85,633	48,523
Insurance expenses	35,034	62,458
Rent	68,708	67,357
Depreciation	486	—
Other general and administrative expenses	209,052	347,767
Total expenses	914,225	1,933,593

Income (loss) from operations	$(38,840)	$(624,739)

Interest income	125	15
Interest expense	(10,000)	—

Loss before income taxes	(48,715)	(624,724)

Provision for income taxes	—	—

NET (LOSS)	$(48,715)	$(624,724)

Basic and fully diluted net (loss) per common share:	*	$(0.01)

Weighted average common shares outstanding	77,460,612	75,681,505

*=less than $0.01

The Report of Independent Registered Public Accoutning Firm and accompanying notes are an integral part of these financial statements.

(28)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	For the year ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(48,715)	$(624,724)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Stock issued for services rendered	—	345,000
Depreciation	486	—
Imputed interest	10,000	—
Increase (decrease) in operating assets and liabilities
Accounts receivable	(1,780)	—
Rent deposit	(4,578)	—
Accounts payable	(31,987)	26,408
Customer deposit	—	(27,497)
Accrued payroll taxes	25,892	16,700
NET CASH (USED IN) OPERATING ACTIVITIES	(50,682)	(264,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture	(3,371)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(3,371)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties	57,584	—
Repayment of loans from related parties	(12,100)
Incurrence of unsecured demand loan payable	—	250,000
Stock redemption and cancellation	—	(8,001)
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,484	242,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,569)	(22,113)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	19,156	41,269

END OF THE YEAR	$10,586	$19,156

The Report of Independent Registered Public Accoutning Firm and accompanying notes are an integral part of these financial statements.

(29)

UNIQUE UNDERWRITERS, INC.
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

			Additional
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount (Par value $0.001)	Capital	(Deficit)	(Deficit)

Balances, June 30, 2011	75,387,282	$75,387	$10,583,686	$(10,684,387)	$(25,315)

Stock issued for services rendered	2,300,000	2,300	342,700	—	345,000

Stock redemption and cancellations	(226,670)	(227)	(7,774)	—	(8,001)

Net loss for the year ended June 30, 2012	—	—	—	(624,724)	(624,724)

Balances, June 30, 2012	77,460,612	$77,461	$10,918,611	$(11,309,111)	$(313,040)

Imputed interest	—	—	10,000	—	10,000

Net loss for the year ended June 30, 2013	—	—	—	(48,715)	(48,715)

Balances, June 30, 2013	77,460,612	$77,461	$10,928,611	$(11,357,826)	$(351,754)

The Report of Independent Registered Public Accoutning Firm and accompanying notes are an integral part of these financial statements.

(30)

Unique Underwriters, Inc.

Notes to audited financial statements

June 30, 2013

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

(31)

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2012, the Company refunded $9,845 to Executive Members. For the year ended June 30, 2013, the Company did not issue any refunds to Executive Members.

(32)

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

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013 and 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013 and 2012 nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended June 30, 2013 and 2012.

(33)

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

(34)

NOTE 2 INCOME TAXES

At June 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,052,000 that expire in various years through the year 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended June 30, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $368,000 less a valuation allowance in the amount of approximately $368,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $17,000 and $98,000 for the years ended June 30, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of June 30, 2013 and June 30, 2012 are as follows:

	2013	2012

Total deferred tax asset	$368,000	$351,000
Valuation allowance	(368,000)	(351,000)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended June 30, 2013 and 2012 are as follows:

	2013	2012

Income tax computed at the federal statutory rate	35%	35%
Valuation allowance	(35%)	(35%	)
Total deferred tax asset	0%	0%

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

No stock has been issued for the year ended June 30, 2013.

NOTE 4 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company assumed and renewed its office lease with an unrelated party. The lease is for five years and expires on April 30, 2018. The monthly rent is as follows:

$3,875 per month	from May 1, 2013 to April 30, 2014
$4,014 per month	from May 1, 2014 to April 30, 2015
$4,152 per month	from May 1, 2015 to April 30, 2016
$4,290 per month	from May 1, 2016 to April 30, 2017
$4,429 per month	from May 1, 2017 to April 30, 2018

The Company assumed and renewed a shopping center lease from a party related through common ownership. The lease is for five years at $840 per month and expires on May 31, 2016.

Future minimum rental payments under the leases for the next five years are as follows:

2014	56,580
2015	58,248
2016	59,904
2017	51,480
2018	53,148
$ 279,360

As of December 31, 2012, there were four (4) full-time employees, including Samuel Wolfe, President and CEO.  The remaining officers and staff of the Company at that time were all full time consultants with Consulting Agreements. At the present time, Mr. Wolfe, Ralph Simpson, who is the Company’s Chairman and COO, and all of its officers and directors are all full time consultants.  Effective March 5, 2013, Mr. Wolfe and Mr. Simpson signed new Consulting Agreements with the Company, wherein their Consulting Firms, R. Simpson & Associates, Inc. and S. Wolfe & Associates, Inc., became full time consultants for the Company. In addition to retaining their current positions in the Company, their Consulting Agreements each contain the following pertinent provisions:

1) Compensation. As total compensation for Consultant’s services rendered hereunder, the Consulting Firm shall be entitled to receive from Company the following:

a.	annual compensation of $130,000, payable to the Consulting Firm on a weekly basis; and

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

2) Events Causing Termination. This Agreement shall immediately terminate, without liability to Company, upon the occurrence of any one of the following events:

a.	Consultant’s death;

b.	Consultant’s permanent disability as determined by the Company;

c.	Consultant is convicted by a court of competent jurisdiction of fraud, misappropriation, embezzlement, dishonesty, or other similar act; or

d.	if the Consulting Firm should voluntarily terminate the Agreement.

(35)

NOTE - 5 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of June 30, 2013 and 2012:

	2013	2012

Gross accounts receivable from customers	$1,780	$—
Allowance for doubtful customer accounts	—	—
Accounts receivable, net	$1,780	$—

There was no bad debt expense recognized during the years ended June 30, 2013 and 2012, respectively.

NOTE - 6 FIXED ASSETS

Fixed assets were comprised of the following as of June 30, 2013 and 2012:

	2013	2012
Cost:
Furniture	$3,371	$—
Total cost	3,371	—
Less: Accumulated depreciation	486	—
Property and equipment, net	$2,885	$—

NOTE 7 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2013 and 2012 are summarized as follows:

Cash paid during the years ended June 30, 2013 and 2012 for interest and income taxes:

	2013	2012
Income Taxes	$-0-	$-0-
Interest	$-0-	$-0-

NOTE 8 GOING CONCERN AND UNCERTAINTY

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

NOTE 9 UNSECURED DEMAND LOAN PAYABLE

As of June 30, 2013, the Company had unsecured demand loan payable in amount of $250,000, which was borrowed from an unrelated party during the year ended June 30, 2012.There is no written agreement between the Company and the party. The loan is unsecured, interest free and repayable currently. Interest of $10,000 was imputed at 4% annual interest rate.

(36)

NOTE 10 LOANS PAYABLE-RELATED PARTIES

The Company has various promissory notes with some of the Company's directors and their spouses.  The loans are unsecured, interest free and payable on demand. The total amount outstanding of these loans is $45,484 as of June 30, 2013. The effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE 11 SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of and for the years ended June 30, 2013 and 2012.

NOTE 12 SUBSEQUENT EVENTS

On August 28, 2013 Unique Underwriters, Inc. (the “Company”) issued an 8% convertible note in the principal amount of $50,000 (the "Note") to an Accredited Investor (the “Lender"). The Note was funded on or about September 3, 2013.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on May 30, 2014.  The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note into common stock of the Company, at the Lender’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 Trading Day period prior to conversion as Trading Day is defined in the Note.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 140% if prepaid 121 days following the Issue Date through 180 days following the Issue Date and (vi) 150% if prepaid 151 days following the closing through 180 days following the Issue Date.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Lender has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received was $47,500 less attorney’s fees of $2,500.