Form 10-Q
period 2013-09-30
Unique Underwriters, Inc.
filed 2013-11-19
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2013
Common Stock: $0.001 par value	77,490,612

(1)

UNIQUE UNDERWRITERS, INC.

(2)

UNIQUE UNDERWRITERS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND JUNE 30, 2013
	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$19,823	$10,586
Rent deposit	4,578	4,578
Accounts receivable	1,780	1,780
TOTAL CURRENT ASSETS	26,181	16,944
Fixed assets, net	4,067	2,885
TOTAL ASSETS	$30,248	$19,829
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$19,955	$32,008
Accrued payroll taxes	42,592	42,592
Customer deposit	1,500	1,500
Unsecured demand loan payable	250,000	250,000
Advance from third party	7,305	—
Derivative liability	56,447	—
Convertible notes payable, net	5,938	—
Loans payable-related parties	41,494	45,484
TOTAL CURRENT LIABILITIES	425,231	371,584
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 77,490,612 and 77,460,612 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively)	77,491	77,461
Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; - and - shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; - and - shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively)	—	—
Additional paid in capital	10,934,381	10,928,611
Retained deficit	(11,406,854)	(11,357,826)
TOTAL STOCKHOLDERS' (DEFICIT)	(394,983)	(351,754)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$30,248	$19,829

The accompanying notes are an integral part of these financial statements

(3)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the three months ended September 30
	2013	2012
REVENUES:
Insurance sales commissions	$52,040	$447,102
Lead sales commissions	116,925	223,276
Total commissions	168,965	670,377
Cost of sales	(96,112)	(304,700)
Gross profit	72,854	365,677
EXPENSES:
Consulting fees	12,734	31,727
Contract labor	25,850	61,486
Payroll and related taxes	—	160,129
Computer/internet expenses	4,093	4,755
Credit card processing fee	3,565	6,026
Stock issued for services rendered	3,300	—
Professional fees	22,237	12,210
Insurance expenses	1,520	19,343
Rent	12,735	20,174
Depreciation	134	—
Other general and administrative expenses	15,251	38,147
Total expenses	101,418	353,998
Income (loss) from operations	(28,564)	11,680
Other Income (Expense)
Loss on derivative liability	(8,950)	—
Interest income	—	124
Interest expense	(11,516)	—
Loss before income taxes	(49,030)	11,804
Provision for income taxes	—	(4,131)
NET (LOSS)	$(49,030)	$7,673
Basic and fully diluted net (loss) per common share:	*	*
Weighted average common shares outstanding	77,463,873	77,460,612
*=less than $0.01

The accompanying notes are an integral part of these financial statements

(4)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the three months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49,030)	$7,673
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Stock issued for services rendered	3,300	—
Loss on derivative liability	8,950	—
Amortization of debt discount	5,938	—
Depreciation	134	—
Imputed interest	2,500	—
Increase (decrease) in operating assets and liabilities
Accounts payable	(12,053)	(32,421)
Checks in excess of bank balance	—	742
Accrued payroll taxes	—	4,850
NET CASH (USED IN) OPERATING ACTIVITIES	(40,262)	(19,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture	(1,315)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(1,315)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from related parties	(3,990)	—
Advance from third party	15,000	—
Repayment of advance from third party	(7,695)	—
Proceeds from issuance of note payable	47,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,815	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,238	(19,156)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	10,586	19,156

END OF THE PERIOD	$19,823	$—

The accompanying notes are an integral part of these financial statements

(5)

Unique Underwriters, Inc.

Notes to financial statements

September 30, 2013

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2012, the Company refunded $9,845 to Executive Members. For the year ended June 30, 2013, the Company did not issue any refunds to Executive Members. For the three months ended September 30, 2013, the Company did not issue any refunds to Executive Members.

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

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2013 and 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013 and June 30, 2013 nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the three months ended September 30, 2013 and 2012.

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

(7)

NOTE 2 INCOME TAXES

At September 30, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,098,000 that expire in various years through the year 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the three months ended September 30, 2013 and 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $384,300 less a valuation allowance in the amount of approximately $384,300. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $16,300 and $(3,000) three months ended September 30, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of September 30, 2013 and June 30, 2013 are as follows:

	September 30	June 30

Total deferred tax asset	$384,300	$368,000
Valuation allowance	(384,300)	(368,000)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for three months ended September 30, 2013 and 2012 are as follows:

	2013	2012

Income tax computed at the federal statutory rate	35%	35%
Valuation allowance	(35%)	(35%	)
Total deferred tax asset	0%	0%

NOTE 3 CAPITAL STOCK

The Company is currently authorized to issue 100,000,000 Class A preferred shares at $.001 par value per share with 10:1 conversion and voting rights. As of September 30, 2013, there was no Class A preferred shares issued and outstanding.

The Company is currently authorized to issue 50,000,000 Class B preferred shares at $.001 par value per share with 1:1 conversion and voting rights. As of September 30, 2013, there was no Class B preferred shares issued and outstanding.

On September 20, 2013, the Company issued as compensation for services provided a total of 30,000 common shares with a market value of $3,300 to a third party. The market value of the shares approximated the fair market value of services received.

The Company is currently authorized to issue 1,000,000,000 common shares at $.001 par value per share. As of September 30, 2013, there were 77,490,612 shares of common stock issued and outstanding.

(8)

NOTE 4 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company assumed and renewed its office lease with an unrelated party. The lease is for five years and expires on April 30, 2018. The monthly rent is as follows:

$3,875 per month	from May 1, 2013 to April 30, 2014
$4,014 per month	from May 1, 2014 to April 30, 2015
$4,152 per month	from May 1, 2015 to April 30, 2016
$4,290 per month	from May 1, 2016 to April 30, 2017
$4,429 per month	from May 1, 2017 to April 30, 2018

Future minimum rental payments under the leases for the next five years are as follows:

2014	46,500
2015	48,168
2016	49,824
2017	51,480
2018	53,148
$249,120

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

2) Events Causing Termination. This Agreement shall immediately terminate, without liability to Company, upon the occurrence of any one of the following events:

a.	Consultant’s death;

b.	Consultant’s permanent disability as determined by the Company;

c.	Consultant is convicted by a court of competent jurisdiction of fraud, misappropriation, embezzlement, dishonesty, or other similar act; or

d.	if the Consulting Firm should voluntarily terminate the Agreement.

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of September 30, 2013 and June 30, 2013:

	September 30	June 30

Gross accounts receivable from customers	$1,780	$1,780
Allowance for doubtful customer accounts	—	—
Accounts receivable, net	$1,780	$1,780

There was no bad debt expense recognized during the three months ended September 30, 2013 and 2012, respectively.

(9)

NOTE 6 FIXED ASSETS

Fixed assets were comprised of the following as of September 30, 2013 and June 30, 2013:

	September 30	June 30
Cost:
Furniture	$3,371	$3,371
Computers	1,315	—
Total	4,686	3,371
Less: Accumulated depreciation	619	486
Property and equipment, net	$4,067	$2,885

NOTE 7 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2013 and 2012 are summarized as follows:

Cash paid during the three months ended September 30, 2013 and 2012 for interest and income taxes:

	2013	2012
Income Taxes	$-0-	$-0-
Interest	$3,078	$-0-

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

NOTE 9 UNSECURED DEMAND LOAN PAYABLE

As of September 30, 2013, the Company had unsecured demand loan payable in amount of $250,000, which was borrowed from an unrelated party during the year ended June 30, 2012.There is no written agreement between the Company and the party. The loan is unsecured, interest free and repayable currently. Interest of $2,500 was imputed for the three months ended September 30, 2013 at 4% annual interest rate.

(10)

NOTE 10 LOANS PAYABLE-RELATED PARTIES

The Company has various promissory notes with some of the Company's directors and their spouses.  The loans are unsecured, interest free and payable on demand. The total amount outstanding of these loans is $41,494 as of September 30, 2013. The effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE 11 ADVANCE FROM THIRD PARTY

On August 19, 2013, the Company received an advance of $15,000 from a third party, the interest of which is 15% plus fees per annum with no maturity date.  The Company paid $3,078 of interest during the three months ended September 30, 2013 and as of September 30, 2013, the outstanding principal balance of this advance was $7,305.

NOTE 12 SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of and for the three months ended September 30, 2013.

NOTE 13 DERIVATIVE LIABILITIES

On August 28, 2013 Unique Underwriters, Inc. (the “Company”) issued an 8% convertible note in the principal amount of $47,500 (the "Note") to an Accredited Investor (the “Lender"). The Note was funded on or about September 3, 2013.

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

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount will be accreted from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Notes resulted in an initial debt discount of $47,500 and an initial loss on the valuation of derivative liabilities of $10,491 based on the initial fair value of the derivative liability of $57,991. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
8/28/2013	$57,991	0.72	$0.058	$0.1	200%	0.14%

At September 30, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to September 30, 2013, the Company decreased the derivative liability of $57,991 by $1,544 resulting in a derivative liability of $56,447 at September 30, 2013.

The fair value of the embedded derivative liability was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$56,447	0.63	$0.063	203%	0.1%

The carrying value of the Notes was $56,447 as of September 30, 2013. The Company recorded amortization of the debt discount in the amount of $5,938 during the period ended September 30, 2013. The effect of accrued interest related to this note for the period ended September 30, 2013 is immaterial to the financial statements taken as a whole.

(11)

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

(2) The continued use of our reprogrammed web site to send out a series of auto responders to those individuals who submit inquiries through the site; and

3) Our mailing services continue to show a very high rate of return on leads which equates to more leads coming in for our agents to pursue, which in turn meant more lead revenue and ultimately more insurance policies being sold, which means even more revenue for the Company.

(12)

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

Revenues

We had revenue of $168,965 for the three months ended September 30, 2013, of which $52,040 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $116,925 from the sales of leads. Comparatively, we had revenue of $670,377 for the three months ended September 30, 2012, of which $447,102 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $223,276 from the sales of leads.  The decrease was due in large part to limited capital resources which caused the number of mailings to be decreased. Less mailings going out meant fewer leads coming in which in turn resulted in less income from the sale of leads and less production from the sale of insurance policies.

Cost of Sales

The cost of sales was $96,112, or 57% of revenues, for the three months ended September 30, 2013, including Marketing/Leads Generation of $24,480, Leads Purchased Cost of $25,700 and agent expenses of $45,932.  Comparatively, the cost of sales was $304,700, or 45% of revenue, for the three months ended September 30, 2012, including Marketing/Leads Generation of $141,952, Leads Purchased Cost of $30,357 and agent expenses of $132,391.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $101,418 during the three months ended September 30, 2013, compared to operating expenses of $353,998 during the three ended September 30, 2012. The decrease by was due primarily to the decrease in consulting fees, contract labor and payroll expense.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $40,262 and $19,156 during the three months ended September 30, 2013 and 2012, respectively. Negative cash flow from operation during the three months ended September 30, 2013 was due to the net loss of $49,030 plus the decrease in accounts payable in amount of $12,053, offset by the loss on derivative liability and amortization of debt discount. Net cash used in operating activities for the three months ended September 30, 2012 was due primarily to the decrease in accounts payable in the amount of $32,421.

Investing Activities

Net cash used in investing activities was $1,315 for the three months ended September 30, 2013. Comparatively, we had no cash flow from investing activities during the three months ended September 30, 2012.

Financing Activities

Net cash provided by financing activities was $50,815 for the three months ended September 30, 2013. Comparatively, we had no financing activities during the three months ended September 30, 2012.

(13)

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2010, the Company refunded $1,000 to Executive Members, for the year ended June 30, 2011, the Company refunded $28,354 to Executive Members, for the year ended June 30, 2012, the Company refunded $9,845 to Executive Member, for the year ended June 30, 2013, the Company refunded $0 to Executive Members, and for the three months ended September 30, 2013, the Company refunded $0 to Executive Members.

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

(14)

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

We had cash of $19,823 on hand as of September 30, 2013, the most readily available recent date. The accumulated deficit as of September 30, 2013 was $11,406,854.

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

(15)

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

(16)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

(17)

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

(18)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unique Underwriters, Inc.
Dated: November 14, 2013	By: /s/ Samuel Wolfe
Samuel Wolfe, President and Chief Executive Officer

(19)