Form 10-Q
period 2013-12-31
Unique Underwriters, Inc.
filed 2014-02-19
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2013
Common Stock: $0.001 par value	77,565,612

(2)

(3)

--------

FINANCIAL STATEMENTS

UNIQUE UNDERWRITERS, INC.

December 31, 2013

--------

(4)

CONTENTS

BALANCE SHEETS…………………………………………………………………………. 6

STATEMENTS OF OPERATIONS………………………………………………………….. 7

STATEMENTS OF CASH FLOWS……………………………………………………………8

NOTES TO THE FINANCIAL STATEMENTS……………….……………………………… 9-17

(5)

UNIQUE UNDERWRITERS, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND JUNE 30, 2013

	December 31, 2013	June 30, 2013
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$378	$10,586
Rent deposit	4,578	4,578
Accounts receivable	1,780	1,780
TOTAL CURRENT ASSETS	6,736	16,944

Fixed assets, net	3,892	2,885
TOTAL ASSETS	$10,628	$19,829

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$17,955	$32,008
Accrued payroll taxes	42,592	42,592
Customer deposit	1,500	1,500
Accrued interest	1,425
Unsecured demand loan payable	250,000	250,000
Advance from third party	22,536	—
Derivative liability	71,663	—
Convertible notes payable, net	25,240	—
Loans payable-related parties	28,984	45,484
TOTAL CURRENT LIABILITIES	461,895	371,584

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 77,565,612 and 77,460,612 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively)	77,566	77,461
Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; - and - shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; - and - shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively)	—	—
Additional paid in capital	10,944,306	10,928,611
Retained deficit	(11,473,135)	(11,357,826)
TOTAL STOCKHOLDERS' (DEFICIT)	(451,264)	(351,754)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,631	$19,829

The accompanying notes are an integral part of these financial statements

(6)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

	For the three months ended December 31		For the six months ended December 31
	2013	2012	2013	2012
REVENUES:
Insurance sales commissions	$45,559	$168,521	$97,599	$615,623
Lead sales commissions	60,133	92,681	177,058	315,957
Total commissions	105,691	261,202	274,657	931,580

Cost of sales	(59,781)	(78,649)	(155,893)	(383,349)
Gross profit	45,910	182,553	118,764	548,231

EXPENSES:
Consulting fees	11,283	11,321	24,017	43,048
Contract labor	17,870	51,916	43,720	113,403
Payroll and related taxes	0	87,921		248,051
Computer/internet expenses	1,200	57	5,293	4,812
Credit card processing fee	2,106		5,671
Stock issued for services rendered	7,500		10,800
Professional fees	18,082	21,252	40,319	33,462
Insurance expenses	2,225	8,830	3,745	28,174
Rent	13,558	18,599	26,293	37,109
Depreciation	175	—	309
Other general and administrative expenses	12,804	32,202	28,055	78,039
Total expenses	86,803	232,098	188,221	586,098

Income (loss) from operations	(40,893)	(49,546)	(69,457)	(37,867)

Other Income (Expense)
Gain (Loss) on derivative liability	2,788		(6,162)	—
Interest income			—	125
Interest expense	(28,174)	1	(39,690)	—

Loss before income taxes	(66,279)	(49,545)	(115,310)	(37,742)

Provision for income taxes	—		—

NET (LOSS)	$(66,279)	$(49,545)	$(115,310)	$(37,742)

Basic and fully diluted net (loss) per common share:	*	*	*	*

Weighted average common shares outstanding	77,524,851	77,460,612	77,494,362	77,460,612

*=less than $0.01

The accompanying notes are an integral part of these financial statements

(7)

UNIQUE UNDERWRITERS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

	For the six months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(115,310)	$(37,742)
Adjustments to reconcile (net loss) to net cash
(used in) operations:
Stock issued for services rendered	10,800	—
Loss on derivative liability	6,162	—
Amortization of debt discount	25,239	—
Depreciation	309	45
Imputed interest	5,000	—
Increase (decrease) in operating assets and liabilities
Accounts receivable		(17,684)
Rent deposit		(4,578)
Accounts payable	(14,053)	(31,988)
Checks in excess of bank balance	—
Accrued interest	1,425
Accrued payroll taxes	—	23,332
NET CASH (USED IN) OPERATING ACTIVITIES	(80,428)	(68,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture	(1,315)	(3,371)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,315)	(3,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties		54,655
Repayment of loans from related parties	(16,500)	—
Advance from third party	41,331	—
Repayment of advance from third party	(18,795)	—
Proceeds from issuance of note payable	65,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,536	54,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,207)	(17,331)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	10,586	19,156

END OF THE PEROID	$378	$1,825

The accompanying notes are an integral part of these financial statements

(8)

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

Reclassification

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation..

(9)

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2012, the Company refunded $9,845 to Executive Members. For the year ended June 30, 2013, the Company did not issue any refunds to Executive Members. For the six months ended September 30, 2013, the Company did not issue any refunds to Executive Members.

(10)

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

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2013 and 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 and June 30, 2013 nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the six months ended December 31, 2013 and 2012.

(11)

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

(12)

NOTE 2 INCOME TAXES

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $1,156,000 that expire in various years through the year 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the six months ended December 31, 2013 and 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2013 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $404,600 less a valuation allowance in the amount of approximately $404,600. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $36,600 and $13,000 for six months ended December 31, 2013 and 2012, respectively.

The Company’s total deferred tax asset as of December 31, 2013 and June 30, 2013 are as follows:

	2013	2012
Total deferred tax asset	$404,600	$368,000
Valuation allowance	$(404,600)	$(368,000)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for six months ended December 31, 2013 and 2012 are as follows:

	2013	2012
Income tax computed at the federal statutory rate	35%	35%
Valuation allowance	(35%)	(35%)
Total deferred tax asset	0%	0%

NOTE 3 CAPITAL STOCK

The Company is currently authorized to issue 100,000,000 Class A preferred shares at $.001 par value per share with 10:1 conversion and voting rights. As of December 31, 2013, there was no Class A preferred shares issued and outstanding.

The Company is currently authorized to issue 50,000,000 Class B preferred shares at $.001 par value per share with 1:1 conversion and voting rights. As of December 31, 2013, there was no Class B preferred shares issued and outstanding.

On September 20, 2013, the Company issued as compensation for services provided a total of 30,000 common shares with a market value of $3,300 to a third party. The market value of the shares approximated the fair market value of services received.

On November 1, 2013, the Company issued 75,000 common shares with a market value of $7,500 as compensation for services provided. The market value of the shares approximated the fair market value of services received.

The Company is currently authorized to issue 1,000,000,000 common shares at $.001 par value per share. As of December 31, 2013, there were 77,565,612 shares of common stock issued and outstanding.

(13)

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

2) Events Causing Termination. This Agreement shall immediately terminate, without liability to Company, upon the occurrence of any one of the following events:

a.	Consultant’s death;

b.	Consultant’s permanent disability as determined by the Company;

c.	Consultant is convicted by a court of competent jurisdiction of fraud, misappropriation, embezzlement, dishonesty, or other similar act; or

d.	if the Consulting Firm should voluntarily terminate the Agreement.

(14)

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of December 31, 2013 and June 30, 2013:

	December 31	June 30

Gross accounts receivable from customers	$1,780	$1,780
Allowance for doubtful customer accounts	-	-
Accounts receivable, net	$1,780	$1,780

There was no bad debt expense recognized during the six months ended December 31, 2013 and 2012, respectively.

NOTE 6 FIXED ASSETS

Fixed assets were comprised of the following as of December 31, 2013 and June 30, 2013:

	December 31	June 30
Cost:
Furniture	$3,371	$3,371
Computers	1,315	—
Total	4,686	3,371
Less: Accumulated depreciation	794	486
Property and equipment, net	$3,892	$2,885

NOTE 7 GOING CONCERN AND UNCERTAINTY

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

(15)

NOTE 8 UNSECURED DEMAND LOAN PAYABLE

As of December 31, 2013, the Company had unsecured demand loan payable in amount of $250,000, which was borrowed from an unrelated party during the year ended June 30, 2012.There is no written agreement between the Company and the party. The loan is unsecured, interest free and repayable currently. Interest of $5,000 was imputed for the six months ended December 31, 2013 at 4% annual interest rate.

NOTE 9 LOANS PAYABLE-RELATED PARTIES

The Company has various promissory notes with some of the Company's directors and their spouses.  The loans are unsecured, interest free and payable on demand. The total amount outstanding of these loans is $28,984 as of December 31, 2013. The effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE 10 ADVANCE FROM THIRD PARTY

On August 19, 2013, the Company received an advance of $15,000 from Yellowstone Capital, LLC, the interest of which is 15% plus fees per annum with no maturity date. As of On October 15, 2013, the remaining balance was $8,169 and was paid off by the second advance. On October 15, 2013, the Company received the second advance of $20,000 from Yellowstone Capital, LLC, the interest of which is 15% plus fees per annum with no maturity date. As of December 31, 2013, the company paid $3,425 interest and the outstanding balance was $11,416.

On October 29, 2013, the Company received an advance of $14,500 from Horizon Business Funding, LLC, the interest of which is 10% plus fees per annum with no maturity date. The Company paid $1,282 of interest during the period ended December 31, 2013 and as of December 31, 2013, the outstanding principal balance of this advance was $11,120.

NOTE 11 SEGMENT REPORTING

The Company follows paragraph 280 of the FASB Accounting Standards Codification for disclosures about segment reporting. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of and for the six months ended December 31, 2013.

(16)

NOTE 12 DERIVATIVE LIABILITIES

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

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
8/28/2013	$57,991	0.72	$0.058	$0.1	200%	0.14%

At December 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2013, the Company decreased the derivative liability of $57,991 by $7,582 resulting in a derivative liability of $50,148 at December 31, 2013.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$50,148	0.38	$0.029	204%	0.13%

The carrying value of the Notes was $50,148 as of December 31, 2013. The Company recorded amortization of the debt discount in the amount of $22,491 during the period ended December 31, 2013. The accrued interest related to this note for the period ended December 31, 2013 is $1,425.

On November 19, 2013 Unique Underwriters, Inc. (the “Company”) issued an 8% convertible note in the principal amount of $18,000 (the "Note") to an Accredited Investor (the “Lender").

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 21, 2014.  The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note into common stock of the Company, at the Lender’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 Trading Day period prior to conversion as Trading Day is defined in the Note.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 140% if prepaid 121 days following the Issue Date through 180 days following the Issue Date and (vi) 150% if prepaid 151 days following the closing through 180 days following the Issue Date.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Lender has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount will be accreted from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Notes resulted in an initial debt discount of $18,000 and an initial loss on the valuation of derivative liabilities of $4,246 based on the initial fair value of the derivative liability of $22,246. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
11/19/2013	$22,246	0.75	$0.046	$0.08	201%	0.14%

At December 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2013, the Company decreased the derivative liability of $22,246 by $731 resulting in a derivative liability of $21,515 at December 31, 2013.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$21,515	0.63	$0.029	204%	0.13%

The carrying value of the Notes was $21,515 as of December 31, 2013. The Company recorded amortization of the debt discount in the amount of $2,749 during the period ended December 31, 2013. The effect of accrued interest related to this note for the period ended December 31, 2013 is immaterial to the financial statements taken as a whole.

(17)

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

(18)

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

Revenues

We had revenue of $105,691 and $274,657 for the three and six months ended December 31, 2013, respectively, of which $45,559 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $60,133 from the sales of leads during the three months ended December 31, 2013, and $97,599 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $177,058 from the sales of leads during the six months ended December 31, 2013.

Comparatively, We had revenue of $261,202 and $931,579 for the three and six months ended December 31, 2012, respectively, of which $168,521 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $92,681 from the sales of leads during the three months ended December 31, 2012, and $615,623 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $315,957 from the sales of leads during the six months ended December 31, 2012. The decrease by $155,511 and $656,922 during the three and six months ended December 31, 2013, respectively, was due in large part to limited capital resources which caused the number of mailings to be decreased. Less mailings going out meant fewer leads coming in which in turn resulted in less income from the sale of leads and less production from the sale of insurance policies.

(19)

Cost of Sales

The cost of sales was $59,781, or 56% of revenues, and $155,893, or 56% of revenue, for the three and six months ended December 31, 2013, respectively. Comparatively, the cost of sales was $78,649, or 30.1% of revenues, and $383,349, or 41.2% of revenue, for the three and six months ended December 31, 2012, respectively.

Cost of sales includes the costs directly attributable to revenue recognition, such as marketing and leads generation costs, leads purchased costs, and payments to agents, which was $42,334, $42,025, and $71,534 during the nine months ended December 31, 2013, respectively, and $126,749, $84,093, $and $172,507 during the six months ended December 31, 2012, respectively.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $86,803 and $188,221 during the three and six months ended December 31, 2013, respectively, compared to operating expenses of $232,098 and $586,098 during the three and six months ended December 31, 2012, respectively. The decrease by $145,295 during the three months ended December 31, 2013 was due primarily to the decrease in consulting fees, contract labor and payroll expense. The decrease by $397,877 during the six months ended December 31, 2013 was due primarily to the decrease in consulting fees, contract labor and payroll expense.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $80,428 and $68,615during the six months ended December 31, 2013 and 2012, respectively. Negative cash flow from operation during the six months ended December 31, 2013 was mainly due to the net loss of $115,310 and decrease in accounts payable, offset by stock issued for service, loss on derivative liability and amortization of debt discount. Net cash used in operating activities for the six months ended December 31, 2012 was due primarily to the net loss of $37,742, increase in accounts receivable and decrease in accounts payable.

Investing Activities

Net cash used in investing activities was $1,315 for the six months ended December 31, 2013 compared to $3,371 for the six months ended December 31, 2012.

Financing Activities

Net cash provided by financing activities was $71,536 for the six months ended December 31, 2013. Comparatively, net cash provided by financing activities was $54,655 for the six months ended December 31, 2012.

(20)

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the year ended June 30, 2010, the Company refunded $1,000 to Executive Members, for the year ended June 30, 2011, the Company refunded $28,354 to Executive Members, for the year ended June 30, 2012, the Company refunded $9,845 to Executive Members and for the year ended June 30, 2013, the Company refunded $0 to Executive Members.

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

(21)

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

We had cash of $ 378 on hand as of December 31, 2013, the most readily available recent date. The accumulated deficit as of December 31, 2013 was $11,473,135.

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

(22)

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

(23)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unique Underwriters, Inc.
Dated: February 19, 2014	By: /s/ Samuel Wolfe
Samuel Wolfe, President and Chief Executive Officer

(24)