Form 10-Q
period 2014-03-31
Unique Underwriters, Inc.
filed 2014-07-02
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

 121 North Commercial Drive,

Mooresville, NC 28815

(704) 902-5380

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 18, 2014
Common Stock: $0.001 par value	77,565,612

(2)

(3)

CONTENTS

CONDENSED BALANCE SHEETS……………………………………………. 5

CONDENSED STATEMENTS OF OPERATIONS.…………………………… 6

CONDENSED STATEMENTS OF CASH FLOWS…................……………… 7

NOTES TO THE CONDENSED FINANCIAL STATEMENTS….…………… 8-11

(4)

UNIQUE UNDERWRITERS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2014 AND JUNE 30, 2013

	March 31, 2014	June 30, 2013
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$262	$10,586
Accounts receivable, net	—	1,780
TOTAL CURRENT ASSETS	262	16,944

Rent deposit	—	4,578
Fixed assets, net	3,717	2,885

TOTAL ASSETS	$3,979	$19,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,955	$32,008
Accrued expense	5,110	—
Accrued payroll taxes	42,592	42,592
Customer deposit	1,500	1,500
Accrued interest	2,730	—
Unsecured demand loan payable	—	250,000
Derivative liability	50,276	—
Convertible notes payable, net	50,491	—
Loans payable-related parties	—	45,484
TOTAL CURRENT LIABILITIES	170,654	371,584

STOCKHOLDERS' DEFICIT

Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; no shares issued and outstanding)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 77,565,612 and 77,460,612 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively)	77,566	77,461
Additional paid in capital	11,239,826	10,928,611
Accumulated deficit	(11,484,067)	(11,357,826)
TOTAL STOCKHOLDERS' DEFICIT	(166,675)	(351,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,979	$19,829

The accompanying notes are an integral part of these condensed financial statements

(5)

UNIQUE UNDERWRITERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	For the three months ended March 31		For the nine months ended March 31
	2014	2013	2014	2013
REVENUES:
Insurance sales commissions	$29,676	$174,875	$127,275	$790,498
Lead sales commissions	—	170,546	177,058	486,503
Total commissions	29,676	345,421	304,333	1,277,001

Cost of sales	1,353	133,474	157,246	466,824
Gross profit	28,323	211,947	147,087	810,177

EXPENSES:
Consulting fees	24,976	6,860	59,793	49,907
Contract labor	—	69,830	43,720	183,233
Payroll and related taxes	—	35,486	—	283,537
Computer/internet expenses	108	796	5,401	5,608
Credit card processing fees	—	—	5,671	—
Professional fees	2,359	18,646	42,678	52,108
Insurance expense	—	3,411	3,745	31,585
Rent	9,688	9,330	35,981	46,439
Depreciation	175	114	484	159
Other general and administrative expenses	—	85,428	28,055	213,422
Bad debt expense	1,780	—	1,780	—
Total expenses	39,086	229,900	227,307	865,996

Loss from operations	(10,762)	(17,953)	(80,220)	(55,819)

Other Income (Expense)
Gain on derivative liabilities	6,162	—	—	—
Interest income	—	—	—	125
Interest expense	(6,331)	—	(46,021)	—

Loss before income taxes	(10,932)	(17,953)	(126,241)	(55,694)

Provision for income taxes	—	—	—	—

NET LOSS	$(10,932)	$(17,953)	$(126,241)	$(55,694)

Basic and fully diluted net loss per common share:	*	*	*	*

Weighted average common shares outstanding	77,565,612	77,460,612	77,517,765	77,460,612

*=less than $0.01

The accompanying notes are an integral part of these condensed financial statements

(6)

UNIQUE UNDERWRITERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	For the nine months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,241)	$(55,694)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for services rendered	10,800	—
Gain on derivative liabilities	—	—
Amortization of debt discount	35,266	—
Depreciation	484	159
Amortization in financing fee	2,500
Changes in operating assets and liabilities
Accounts receivable	1,780	(4,243)
Rent deposit	4,578	(4,578)
Accounts payable	(14,053)	(30,375)
Accrued expense	5,110
Accrued interest	2,730	—
Accrued payroll taxes	—	25,893
NET CASH USED IN OPERATING ACTIVITIES	(77,048)	(68,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and computers	(1,315)	(3,371)
NET CASH USED IN INVESTING ACTIVITIES	(1,315)	(3,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties	—	53,055
Repayment of loans from related parties	(17,500)	—
Advances from third parties	41,334	—
Repayment of advance from third party	(18,795)	—
Net proceeds from issuance of convertible notes payable	63,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,039	53,055

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,324)	(19,156)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	10,586	19,156

END OF THE PEROID	$262	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$4,707	$—
Income Taxes Paid	$—	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Forgiveness of Debt by related parties	$295,520	$—

The accompanying notes are an integral part of these condensed financial statements

(7)

Insert financial statements here
Unique Underwriters, Inc.

Notes to Condensed Financial Statements

March 31, 2014 (Unaudited)

NOTE 1 BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unique Underwriters, Inc. (the “Company”) is a national, independent insurance sales and marketing company located in the Mooresville, North Carolina area. The Company was incorporated in the State of Texas on July 28, 2009.

Basis of Presentation

The financial statements include the accounts of Unique Underwriters, Inc. under the accrual basis of accounting.

Interim financial statements

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on October 15, 2013. Interim results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of future results for the full year.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business. The Company’s significant estimates include the valuation of stock-based compensation.

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the nine months ended March 31, 2014, and 2013, the Company did not issue any refunds to Executive Members.

Cost of Sales - The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition and include marketing and leads generation costs, leads purchased costs and agent expenses.

Loss Per Share – Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. 2,258,621 shares of common stock underlying convertible debenture are not included in the calculations of diluted loss per share, as the impact of the potential common shares would antidilutive.

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

The Company’s derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended March 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $409,850 less a valuation allowance in the amount of approximately $409,850. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. All of the Company's tax years are subject to examination.

At March 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $1,171,000 that expire in various years through the year 2034.

NOTE 2 FIXED ASSETS

Fixed assets were comprised of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Cost:
Furniture	$3,371	$3,371
Computers	1,315	—
Total	4,686	3,371
Less: Accumulated depreciation	969	486
Property and equipment, net	$3,717	$2,885

Depreciation expense was $484 and $159 for the nine months ended March 31, 2014 and 2013, respectively.

(8)

NOTE 3 UNSECURED DEMAND LOAN PAYABLE

The balance of unsecured demand loan was $0 and $250,000 as of March 31, 2014 and June 30, 2013, respectively. The funds borrowed from an unrelated party were to fund the Company’s daily operations. The loan was unsecured, interest free and repayable currently. In February 2014, the company was relieved of its obligations, which remain obligations of former officers and principal stockholders. Accordingly, the Company recorded additional paid in capital of $255,000 for the nine months ended March 31, 2014.

NOTE 4 LOANS PAYABLE-RELATED PARTIES

Loans payable to related parties were $0 and $45,484 as of March 31, 2014 and June 30, 2013, respectively. The funds borrowed from the Company’s related parties were to fund the Company’s daily operations. The loan agreements were not evidenced by any promissory notes, but rather verbal agreements between the related parties and the Company. The effects of imputed interest are immaterial to the financial statements taken as a whole. On February 2014, the principal and accrued interest in total amount of $27,984 was forgiven by the related parties. Accordingly, the Company recorded additional paid in capital of $27,984 in the accompanying statements of operations for the nine months ended March 31, 2014.

NOTE 5 ADVANCES FROM THIRD PARTIES

During the nine months ended March 31, 2014, the company received advances from Yellowstone Capital, LLC totaling $26,831 to fund the Company’s daily operations. The advances were due on demand and accrued interest at 15% plus fee per annum. During the nine months end March 31, 2014, the company repaid $15,415 of principal and interest. In February 2014, the company was relieved of its obligation to repay the principal and accrued interest in amount of $11,416, which remains an obligation of former officers and principal stockholders. Accordingly, the Company recorded additional paid in capital of $11,416 for the nine months ended March 31, 2014.

During the nine months ended March 31, 2014, the company received advances from Horizon Business Funding, LLC totaling $14,500. The advances were due on demand and accrued interest at 10% plus fee per annum. In February 2014, the company was relieved of its obligation to repay the principal and accrued interest in amount of $11,120, which remains an obligation of former officers and principal stockholders. Accordingly, the Company recorded additional paid in capital of $11,120 for the nine months ended March 31, 2014.

(9)

NOTE 6 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On August 15, 2013 Unique Underwriters, Inc. (the “Company”) issued an 8% convertible note in the principal amount of $47,500 (the "Note") to an Accredited Investor (the “Lender").

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on May 30, 2014.  The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note into common stock of the Company, at the Lender’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 Trading Day period prior to conversion as Trading Day is defined in the Note.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 135% if prepaid 121 days following the Issue Date through 180 days following the Issue Date.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Lender has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received were $45,000, net of attorney’s fees of $2,500.

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

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
8/15/2013	$57,991	0.75	$0.058	$0.1	200%	0.14%

At March 31, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to March 31, 2014, the balance of derivative liability did not change.

The fair value of the embedded derivative liability was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$36,460	0.13	$0.029	206%	0.13%

The carrying value of the Notes was $39,398 as of March 31, 2014, net of unamortized discount of $8,102. The Company recorded amortization of the debt discount in the amount of $28,358 during the period ended March 31, 2014. The accrued interest related to this note for the period ended March 31, 2014 is $2,735.

On November 19, 2013 Unique Underwriters, Inc. (the “Company”) issued an 8% convertible note in the principal amount of $18,000 (the "Note") to an Accredited Investor (the “Lender").

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 21, 2014.  The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note into common stock of the Company, at the Lender’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 Trading Day period prior to conversion as Trading Day is defined in the Note.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 135% if prepaid 121 days following the Issue Date through 180 days following the Issue Date.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

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

At March 31, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to March 31, 2014, the balance of derivative liability did not change.

The fair value of the embedded derivative liability was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$13,817	0.39	$0.029	205,78%	0.13%

The carrying value of the Notes was $11,092 as of March 31, 2014, net of unamortized discount of $6,908. The Company recorded amortization of the debt discount in the amount of $6,908 during the period ended March 31, 2014. The accrued interest related to this note for the period ended March 31, 2014 was $521.

(10)

NOTE 7 CAPITAL STOCK

The Company is currently authorized to issue 100,000,000 Class A preferred shares at $.001 par value per share with 10:1 conversion and voting rights. As of March 31, 2014, there was no Class A preferred shares issued and outstanding.

The Company is currently authorized to issue 50,000,000 Class B preferred shares at $.001 par value per share with 1:1 conversion and voting rights. As of March 31, 2014, there was no Class B preferred shares issued and outstanding.

The Company is currently authorized to issue 1,000,000,000 common shares at $.001 par value per share. As of March 31, 2014, there were 77,565,612 shares of common stock issued and outstanding.

On September 20, 2013, the Company issued as compensation for services provided a total of 30,000 common shares with a fair value of $3,300 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On November 1, 2013, the Company issued 75,000 common shares with a market value of $7,500 as compensation for services provided. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

NOTE 8 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company assumed and renewed its office lease with an unrelated party. The lease was for five years and expires on April 30, 2018.

Effective as of March 14, 2014, the control of registrant has been changed. The office location has been changed, and the lease agreement is no longer an obligation to the Company. The Company recognized $9,688 of $35,981 rent expense for the three or nine months ended March 31, 2014, respectively.

In March, 2014, the agreement between the Company and Samuel, and the agreement between the Company and Ralph have been terminated and cancelled. And they are not owed any amounts from the Company.

NOTE 9 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception and has a working capital deficit of $166,675, as of March 31, 2014. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

During the last quarter, current management continued its reduction of expenses to insure the continued viability of the Company. Although future cash flow is always difficult to predict, by eliminating expenses and increasing our marketing, lead generation and production efforts, management continues to believe that profitability should improve during the coming year.

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

Revenues

We had revenue of $29,676 and $304,333 for the three and nine months ended March 31, 2014, respectively, of which $29,676 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $0 from the sales of leads during the three months ended March 31, 2014, and $127,275 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $177,058 from the sales of leads during the nine months ended March 31, 2014. Comparatively, We had revenue of $345,421 and $1,277,001 for the three and nine months ended March 31, 2013, respectively, of which $174,875 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $170,546 from the sales of leads during the three months ended March 31, 2013, and $790,498 from the commissions due to sales of insurance products, including Mortgage life insurance, Funeral expense insurance and annuities, and $486,503 from the sales of leads during the nine months ended March 31, 2013. The decrease by $315,745 and $931,580 during the three and nine months ended March 31, 2014, respectively, was due in large part to limited capital resources which caused the number of mailings to be decreased. Less mailings going out meant fewer leads coming in which in turn resulted in less income from the sale of leads and less production from the sale of insurance policies.

(13)

Cost of Sales

The cost of sales was $1,353, or 4.6% of revenues, and $157,246, or 51.7% of revenue, for the three and nine months ended March 31, 2014, respectively. Comparatively, the cost of sales was $133,474, or 38.64% of revenues, and $466,824, or 36.56% of revenue, for the three and nine months ended March 31, 2013, respectively.

Cost of sales includes the costs directly attributable to revenue recognition, such as marketing and leads generation costs, leads purchased costs, and payments to agents, which was $43,675, $41,947, and $71,534 during the nine months ended March 31, 2014, respectively, and $164,064, $84,093, and $218,667 during the nine months ended March 31, 2013, respectively.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $39,086 and $227,307 during the three and nine months ended March 31, 2014, respectively, compared to operating expenses of $229,900 and $865,996 during the three and nine months ended March 31, 2013, respectively. The decrease by $190,814 during the three months ended March 31, 2014 was due primarily to the decrease in consulting fees, contract labor, professional fee, and rent. The decrease by $638,689 during the nine months ended March 31, 2014 was due primarily to the decrease in consulting fees, contract labor and rent.

Expenses included in other administrative expenses in the accompanying statements of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statements of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $77,048 and $68,839 during the nine months ended March 31, 2014 and 2013, respectively. Negative cash flow from operations during the nine months ended March 31, 2014 was due to the net loss of $126,241, and offset by the stock issued for services rendered of $10,800, the amortization of debt discount of $35,265, expense of deferred financing fee of $2,500, the depreciation of $484, and increase in accrued interest of $2,730, the decrease in the accounts payable of $14,053, the increase of accrued expense of $5,110, and the write off rent deposit of $4,578. Negative cash flows from operation during the nine months ended March 31, 2013 was due to the net loss of $55,694, the increase in accounts receivable by $4,243, plus the decrease in accounts payable in amount of $30,375, offset by the increase in accrued payroll taxes by $25,893.

Investing Activities

Net cash used in investing activities was $1,315 for the nine months ended March 31, 2014 due primarily to the purchase of computers. Comparatively, net cash used in investing activities was $3,371 for the nine months ended March 31, 2013 due primarily to the purchase of furniture.

(14)

Financing Activities

Net cash provided by financing activities was $68,036 for the nine months ended March 31, 2014 due to loan to shareholders, proceeds from advance from third party, issuance of note payable, and repayment of related party loans and advance from third party. Comparatively, Net cash provided by financing activities was $53,055 for the nine months ended March 31, 2013 due to proceeds from related party loans.

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

The customer deposit is strictly related to Executive Membership Package. After submitting a $500 deposit, an Executive Member can request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. The Company refunds these deposits back to Executive Members when they no longer request that the Company directly mail letters to new home owners and/or senior citizens to generate new direct mail response leads. However, the Executive Members may also apply these deposits towards the leads sale or membership fees in the future. After the Executive Member cancels their direct mail service, they have the choice to use these deposits for additional leads, request that the deposits be applied towards membership, or ask for refunds. If deposits are used for additional leads, revenue is recognized when services are realized or realizable and earned. If deposits are used for membership fees, revenue is recognized over the length of membership period. For the nine months ended March 31, 2014 and 2013, the Company did not issue any refunds to Executive Members.

(15)

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

We had cash of $262 on hand as of March 31, 2014. The accumulated deficit as of March 31, 2014 was $11,484,067.

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

(16)

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

(17)

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

Unique Underwriters, Inc.
Dated: June 27, 2014	By: /s/ Robert Luciano
Robert Luciano, Chief Executive Officer/Director

(19)