Form 10-K
period 2014-06-30
JunkieDog.com, Inc.
filed 2015-01-07
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-172850

Unique Underwriters, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	6361 (Primary Standard Industrial Classification Number)	27-0631947 (IRS Employer Identification Number)

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

Yes [   ]   No [X].

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ]  No [ X ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $828,435. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2014
Common Stock: $0.001 par value	775,656

DOCUMENTS INCORPORATED BY REFERENCE

An information statement on Form 14F-1 regarding the change of directors and executive officers of the Company was filed on June 2, 2014.

An information statement on Form DEF 14C regarding the name change, reverse stock split and redomicile of the Company from Texas to Nevada was filed on June 23, 2014.

(1)

PART I:

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Mine Safety Disclosures

PART II:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9A(T). Controls and Procedures

Item 9B. Other Information

PART III:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

PART IV:

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES:

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

In this report, “Unique Underwriters, Inc.”, “the Company,” “the Registrant,” “we,” “us,” and “our,” refer to Unique Underwriters Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending June 30, 2014. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

(3)

PART I

Item 1.  Business.

Overview

Unique Underwriters, Inc. (the “Company”) was incorporated in the State of Texas in 2009. Effective as of March 14, 2014, Samuel Wolfe and Robert Luciano entered into a Share Purchase Agreement whereby, Mr. Wolfe sold to Mr. Luciano 305,000 shares (after reverse stock split discussed below) of the Company’s common stock in consideration for payment of $5,000. Mr. Wolfe retained ownership of 20,000 shares (after reverse stock split) of the Company’s common stock. As of the same date, Ralph Simpson and Bennie Manion entered into a Share Purchase Agreement, whereby Mr. Simpson sold to Mr. Manion 305,000 shares (after reverse stock split) of the Company’s common stock in consideration for payment of $5,000. Mr. Simpson retained ownership of 20,000 shares (after reverse stock split) of the Company’s common stock. Both Mr. Luciano and Mr. Manion each held approximately 39.3% of the Company’s outstanding shares as of March 14, 2014 as a result of the foregoing.

Pursuant to resolution of the Board of Directors, on March 14, 2014, Mr. Samuel Wolfe resigned as the Company’s chief executive officer and president and from all other officer positions; Mr. Rudolf Renda resigned as a director of the Company (his sole position) and Mr. Ralph Simpson resigned as the Company’s chief financial officer, chairman of the board, director and from all other positions held by him. Simultaneously, pursuant to the same resolution, Roberto Luciano was appointed as the Company’s chief executive officer, president, secretary, treasurer and director and Bennie Manion was appointed chief operating officer, vice president and director of the Company. After such appointments, and pursuant to the same board resolution, Mr. Samuel Wolfe resigned as director of the Company, leaving Mr. Luciano and Mr. Manion as the Company’s sole officers and directors.

On or around May 9, 2014, the Board of Directors agreed to and did incorporate a wholly owned subsidiary in Nevada under the name Junkiedog.com with the intent of merging with the subsidiary in order to change the Company’s domicile and name and effectuate a reverse split of its common stock at a ratio of 1:100. The Board of Directors and shareholders of the Company approved the merger with JunkieDog.com on or about June 9, 2014, which was not completed as of June 30, 2014.

An information statement on Form 14F-1 regarding the change of directors and executive officers of the Company was filed on June 2, 2014; and an information statement on Form DEF 14C regarding the name change, reverse stock split and redomicile of the Company from Texas to Nevada was filed on June 23, 2014, each of which are incorporated herein by reference and provide more detail regarding the foregoing.

The disclosures in this Form 10-K regarding the number of shares and the statement of stockholders’ equity have been restated per FASB 128 paragraph 134, as if the reverse split took effect at the beginning of the periods presented.

Plan of Operation

About Our Company

The Company provides sales and marketing assistance for its agents by utilizing direct-mail lead programs, insurance sales training and agency-building opportunities. As of June 30, 2014, the Company offered the following forms of insurance sales:

Mortgage life insurance: a form of life insurance that will cover the cost of the mortgage in the event of policy holder’s death, so that his/her family doesn’t have to worry about paying it off without the aid of primary income. Life insurance can be used for a variety of purposes, such as: providing for your spouse and children, paying off a mortgage and other debts, transferring wealth or business interests, accumulating cash on a tax advantaged basis, achieving estate tax liquidity, saving money for college expenses or retirement or other life events. Disability Insurance pays the insured a monthly benefit if he/she becomes disabled, as a result of an accident or disease, and cannot perform the duties of their own job.

Funeral expense insurance: an insurance policy used to pay for funeral services and a burial when the named insured dies. Such a policy helps ease the financial burden placed on a family when a loved one dies. It is no different than a traditional life insurance policy with a small monetary value. Funeral expense insurance allows the named insured to feel safe knowing that funeral-related expenses are covered regardless of the status of their estate at the time of death.

As of June 30, 2014, the Company provides sales and marketing assistance for its agents by utilizing direct-mail lead programs, insurance sales training and agency-building opportunities. The Company rents quality leads to its agents that allow the agent to generate sales of mortgage protection insurance policies, final expense insurance policies, annuities and life insurance policies. UUI generates revenue from three sources: (1) commissions from insurance carriers as a result of policies sold by our network of independent agents; (2) renting leads to our network of independent agents; (3) and the sales of annual membership packages to our agents that provide various levels of access to leads, training, personalized website, mentoring, customer support, company events and conventions.

In conjunction with the changes in control due to the share purchase agreements above discussed, the Company intends to assign its insurance business to Mr. Samuel Wolfe. Prior to assigning its insurance business, the Company intends to complete an acquisition of First Choice Apparel Company LLC, a North Carolina limited liability company (“First Choice”), which is an online e-commerce company that specializes in importing, product sourcing, and global distribution of various products ranging from consumer electronics to department store merchandise.

(4)

First Choice Apparel

The Company intends to acquire First Choice in exchange for 40,000,000 shares (after the reverse split) of the Company’s common stock, or approximately 98.1% of outstanding common shares after their issuance to the current First Choice shareholders. First Choice has agreements and relationships overseas with manufacturers and in the U.S. with many major, big box retailers that will enable the Company to have strong competitive advantages in its market segments.  Through the acquisition of First Choice, the Company will offer various products and distributes across multiple distribution channels, including, but not limited to, retail e-commerce, wholesale, liquidation, and bulk sales of liquidated merchandise.

Market Opportunity

First Choice currently sells and distributes a constantly growing and changing number of products ranging from consumer electronics to department store merchandise. Besides selling directly to end-users through its own website, First Choice’s greatest revenue source is selling business-to-business through major established merchandise portals including Amazon, eBay, Sears, RetailMeNopt, Rakuten, HalfOffDepot and others. These distribution outlets have spent and continue to spend millions of dollars attracting customers to their sites.

The strength of First Choice and what gives it a sustainable competitive edge is its ability to source a large variety of products at low prices that offer high margins. In addition, through the use of strategic agreements with manufacturers, other distributors and third party shippers, First Choice operates with low overhead and without large investments in the cost of storage of inventory.

Competition

The e-commerce market is highly competitive. The Company believes that the ability of First Choice to compete in this space depends on many factors both within and beyond its control including:

-	The size and composition of the customer and vendor base
-	The number of vendors and products featured on its website
-	Selling and marketing efforts
-	The quality, price, and reliability of products offered by First Choice as compared to the competition
-	The ability to cost-effectively source, market, and distribute products

Employees

As of June 30, 2014, First Choice has 5 full-time employees and 1 part-time employee. First Choice also utilizes a staffing agency to process inbound orders.

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

Our administrative offices are located at 121 North Commercial Drive, Mooresville, North Carolina 28815.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

N/A

(5)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

Our common stock is quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. under the symbol “JKDG”. OTC Markets Group, Inc. is not an issuer listing service, market or exchange.

As of the date of this report we have 112 registered shareholders holding 775,687 shares; there are no shares held by broker-dealers.

Holders

As of June 30, 2014, 775,656 shares of common stock were issued and outstanding.  There are 112 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect. Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended June 30, 2014.

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

(6)

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The Company intends to enter a Plan of Exchange (the “Exchange”) with First Choice Apparel Company LLC and the members of First Choice, including the Company’s CEO and director, Roberto Luciano, pursuant to which 40,000,000 shares of the Company’s common stock is expected to be issued to the members of First Choice in exchange for all of the shares in First Choice. Upon completion of the Exchange, First Choice will become the Company’s wholly-owned subsidiary and the members of First Choice will then own a ‘controlling interest’ in the Company, representing approximately 98.1% of the current voting shares of the Company on a fully dilutive basis. The Exchange is expected to be closed in December, 2014.

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

(7)

Revenues

We had revenue of $ 311,789 for the current fiscal year ended June 30, 2014, of which $134,731 was from commissions due to sales of insurance products, including mortgage life insurance and funeral expense insurance, and $177,058 from the sales of leads during the current fiscal year ended June 30, 2014.

Comparatively, we had revenue of $ 1,524,576 for the fiscal year ended June 30, 2013, of which $811,136 was from commissions due to sales of insurance products, including mortgage life insurance and funeral expense insurance, and $713,440 from the sales of leads during the fiscal year ended June 30, 2013. The revenue decreased by $1,212,788 or 79.55%, during the current fiscal year ended June 30, 2014, because of the change in management of the Company on March 14, 2014 per Share Purchase Agreements discussed above.

Cost of Sales

The cost of sales was $157,487, or 50.51% of revenues for the current fiscal year ended June 30, 2014.

Cost of sales includes the costs directly attributable to revenue recognition, such as marketing and leads generation costs, leads purchased costs, and payments to agents, which was $41,947, $48,181, and $67,359, respectively, for the current fiscal year ended June 30, 2014.

The cost of sales was $649,161, or 43 % of revenues for the fiscal year ended June 30, 2013.

Cost of sales includes the costs directly attributable to revenue recognition, such as marketing and leads generation costs, leads purchased costs, and payments to agents, which was $151,864, $173,949, and $323,348 for the fiscal year ended June 30, 2013.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales; rather, these were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $477,126 during the current fiscal year ended June 30, 2014, compared to operating expenses of $914,254 during the fiscal year ended June 30, 2013. The decrease of $437,128 during the current fiscal year ended June 30, 2014 was due primarily to the decrease in contract labor, payroll and related taxes and other general and administrative expenses by $167,349, $214,717, and $134,000, respectively.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $94,530 during the current fiscal year ended June 30, 2014. Negative cash flow from operation during the current fiscal year ended June 30, 2014 was due to the net loss of $410,085, offset by the common stock issued for compensation of $10,800, loss on derivative liabilities by $66, loss on disposal of fixed assets of $3,717, amortization of debt discount of $54,309, the issuance of convertible debt for professional fee of $12,500, depreciation expense of $484, the decrease in rent deposit of $4,578, the increase in accounts payable in amount of $500, the increase in accrued expense of $222,018, and the increase in accrued interest of $4,803.

Comparatively, net cash used in operating activities was $50,682 during the fiscal year ended June 30, 2013. Negative cash flow from operation during the fiscal year ended June 30, 2013 was due to the net loss of $48,715, the increase in accounts receivable by $1,780, the increase in rent deposit by 4,578, plus the decrease in accounts payable in amount of $31,987, offset by the amortization of debt discount of $484, the imputed interest expense of $10,000, and the increase in accrued payroll taxes by $25,892.

Investing Activities

Net cash used in investing activities was $1,315 for the fiscal year ended June 30, 2014, due primarily to the purchase of computer. Comparatively, net cash used in investing activities was $3,371 for the fiscal year ended June 30, 2013, due primarily to the purchase of furniture.

Financing Activities

Net cash provided by financing activities was $85,238 for the current fiscal year ended June 30, 2014 due to $4,662 bank overdraft, $66,229 if proceeds from issuance of convertible debenture, $39,205 of net proceeds from factory arrangements, offset by $24,858 repayment of loans from related party. Comparatively, cash provided by financing activities was $45,484 for the current fiscal year ended June 30, 2013 due to proceeds from related party loans.

(8)

Critical Accounting Policies

Revenue Recognition - The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	Collectability is reasonably assured.

The Company recognized revenue during the period in which insurance carriers receive premium payments, at which point the Company has fully earned the commission. Commission payments are generally received within few days of being earned.

he lead sales revenue is recognized when one of our agents submits an order to rent leads and simultaneously their credit card is processed and the leads are distributed to them. The Company recognizes revenue when the agent submits an order to rent the leads for 30 days. After thirty days the leads become available for rental to another agent. Leads may be rented multiple times at decreasing rates due to the lead’s age and number of times it has been rented. The Company earned selling leads in December 2013.

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

Plan of Operation and Funding

We had a bank overdraf of $4,682 as of June 30, 2014, and the accumulated deficit as of June 30, 2014 was $11,767,911. The Company’s current cash on hand is not sufficient to meet our working capital requirements for the next twelve month period.

After the closing of the Exchange (discussed in this Item above under “General”), we expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business after the reverse merger with First Choice. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) logistic expenses; (ii) advertisement expenses; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and potentially debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or debt securities could potentially result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company has suffered recurring losses from operations since inception and has a negative working capital. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan of exchange with First Choice Apparel Company LLC, which is an e-commerce company generating sales revenues through online trading. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

(9)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by Bongiovanni & Associates, CPAs for the audited financial statements for the year ended June 30, 2013 and the Report of Independent Registered Public Accounting Firm issued by D. Brooks and Associates CPA's, P.A. for the audited financial statements for current fiscal year ended June 30, 2014 are included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 15, 2014, Silberstein Ungar, PLLC (“Silberstein”) resigned as principal independent auditor for the Company. Silberstein had been retained in that position since April 12, 2014. Simultaneously, the Company engaged D. Brooks and Associates CPA’s, P.A. (“D. Brooks”) as its independent registered public accounting firm. The engagement of D. Brooks and Associates CPA’s, P.A. was approved by Company’s Board of Directors.

During Company’s two most recent fiscal years and the subsequent interim period preceding to the dismissal of Silberstein, Company had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Silberstein would have caused it to make reference to the subject matter of the disagreement in connection with its report. Although Silberstein was recently selected as auditor, they have not yet done any audit work.

During Company’s two most recent fiscal years and the subsequent interim period prior to retaining D. Brooks (1) neither Company nor anyone on Company’s behalf consulted D. Brooks regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) D. Brooks did not provide Company with a written report or oral advice that they concluded was an important factor considered by Company in reaching a decision as to accounting, auditing or financial reporting issue.

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

As of June 30, 2014, the year-end period covered by this report, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2014 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company’s principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2014. As a result of this assessment, we concluded that, as of June 30, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of June 30, 2014, our auditor considers our internal controls to have certain material weaknesses or significant deficiencies under standards of the PCAOB. Our auditor noted the following deficiencies that it believes are a material weaknesses:

-	Accounts payable (design weakness)
-	Reconciliation of bank accounts (design weakness)
-	Improper Application of GAAP Related to Assigned Debt (design and operational weakness)
-	Improper Application of GAAP Related to Abandoned Lease (design and operational weakness)
-	No independent Audit Committee
-	Lack of Segregation of Duties and Financial Reporting Duties (Design Weakness)

The Company intends to review the above design and operational weaknesses going forward.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended June 30, 2014 covered by this report were not previously reported on Form 8-K..

(10)

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

Name	Age	Title
Roberto Luciano	42	President, Chief Executive officer, Principal Financial Officer and Director
Bennie Manion	40	Chief Operations Officer and Director

None of our directors or officers is a director in any other U.S. reporting companies. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to us or has a material interest adverse to us.

Director and Executive Biographies

Mr. Luciano, age 42, has since June 2010 been a partner in Mi Logistics, a third party logistics and supply chain management company specializing in warehousing, transportation and contract packaging located in Mooresville, North Carolina. Mi Logistics’ business strategy is to assist companies in achieving greater efficiency, reliability and profitability in the delivery of their products. In 2013 he co-founded First Choice Apparel Company which is engaged in ecommerce sales of name brand apparel and accessories, where he is currently the principal and CEO.

Mr. Luciano has spent more than 15 years of his professional career in the technology field having worked for three Fortune 100 companies including: McGraw-Hill, Johnson & Johnson and IBM.

Mr. Luciano attended Montclair State University.

Mr. Manion, age 40, has since March 2010 served as the chief executive officer of Mi Logistics, LLC and is responsible for its operations, business development, sales, fulfillment and support. In 2013 he co-founded First Choice Apparel Company which is engaged in ecommerce sales of name brand apparel and accessories. From 2005 to 2009 was co-owner of Faith Integrated Logistics, LLC.

Mr. Manion has spent four years as an Associate and Youth Pastor at Aldersgate UMC in Nixa, MO.  He earned an M.A. from the Assemblies of God Theological Seminary and a Bachelor of Science degree in Biology from Southern Illinois University at Carbondale.

Involvement in Certain Legal Proceedings

During the past ten years, neither Mr. Luciano, nor Mr. Manion has been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Manion or Mr. Luciano was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Luciano, nor Mr. Manion’s involvement in any type of business, securities or banking activities.

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

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended June 30, 2013.

The Company is aware that both Bennie Manion and Roberto Luciano have each failed to file a form 3 with the SEC disclosing their respective acquisition of 305,000 shares on March 14, 2014 as detailed herein. Mr. Manion and Mr. Luciano have indicated their intent to report such transactions on form 5. The Company is also aware that Samuel Wolfe and Ralph Simpson have each failed to file form 4s indicating their disposition of shares.

(11)

Item 11. Executive Compensation

General

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and chief operating officer (“Named Executive Officers”) from the years ended June 30, 2014 and 2013, respectively.

	SUMMARY COMPENSATION TABLE*
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roberto Luciano	2014	0	0	0	0	0	0	0	0
Bennie Manion	2014	0	0	0	0	0	0	0	0
Samuel Wolfe, CEO/ President	2013	130,000	0	0	0	0	0	4,487	134,487
	2014	0	0	0	0	0	0	0	0
Ralph Simpson, COO/ Chairman	2013	130,000	0	0	0	0	0	61,800	191,800
	2014	0	0	0	0	0	0	0	0

(1)	For year ended June 30, 2014, the Company has not paid any compensation. Moving forward, compensation shall be in the discretion of incoming management, which has not been set at this time.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a Target Business will make a determination to establish a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Transaction, if ever.

(12)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of December 31, 2014, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 775,656 shares of our common stock were issued and outstanding as of the date of this 10-K.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Roberto Luciano, CEO, president, secretary,Treasurer, director	305,000	39.30%
Bennie Manion , COO and director	305,000	39.30%
All officers and directors	610,000	78.60%

Changes in Control

Upon closing of the Share Purchase Agreements, dated March 14, 2014, Mr. Roberto Luciano and Mr. Bennie Manion purchased total 610,000 shares of common stock of the Company, representing approximately 78.6% in total of the issued and outstanding common stock, which caused a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

N/A

Item 14. Principal Accounting Fees and Services

The following table represents the aggregate fees billed for professional audit services rendered during the fiscal year ended June 30, 2013 to the independent auditor, Bongiovanni & Associates CPA’s (“B&A”), for our audit of the annual financial statements for the fiscal year ended June 30, 2013, and D. Brooks and Associates CPA’s PA (“Brooks”) for our audit of the annual financial statements during the fiscal year ended June 30, 2014. We did not have professional audit services rendered during the year of 2011. Audit fees and other fees of auditors are listed as follows:

	Year Ended
	June 30 2014 Brooks	June 30, 2013 B&A
Audit Fees	$15,000	$20,000
Audit Related Fees	$0	$7,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$15,000	$27,500

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

(13)

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1) Financial statements for our Company are presented after the signature of this document
(b)	Exhibits

Exhibit No.		Description
(3)		Articles of Incorporation and By-laws
3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
14.1	*	Code of Ethics
(31)		Section 302 Certification
31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
(32)		Section 906 Certification
32	*	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unique Underwriters, Inc.
Dated: January 7, 2015	By: /s/ Roberto Luciano
Roberto Luciano, President, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

(14)

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ……………….... F-2

BALANCE SHEETS…………………………………………………………………………………. F-4

STATEMENTS OF OPERATIONS……………………………………………………….…………. F-5

STATEMENTS OF CASH FLOWS…………………………………………………………………. F-6

STATEMENT OF STOCKHOLDERS’ DEFECIT………….………..………….………….………… F-7

NOTES TO THE FINANCIAL STATEMENTS……………….……………………...…………….... F-8

(F-1)

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

Bongiovanni & Associates, CPA’s

Cornelius, North Carolina

October 9, 2013

www.ba-cpa.net

(F-2)

 D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants • Valuation Analyst • Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Junkie Dog.com, Inc.

We have audited the accompanying balance sheet of Junkie Dog.com, Inc.. as of June 30, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Junkie Dog.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Junkie Dog.com, Inc. as of June 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

January 7, 2015

(F-3)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
BALANCE SHEETS
AS OF JUNE 30, 2014 AND JUNE 30, 2013

	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$—	$10,586
Accounts receivable, net	—	1,780
TOTAL CURRENT ASSETS	—	12,366

Rent deposit	—	4,578
Fixed assets, net	—	2,885

TOTAL ASSETS	$—	$19,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$4,682	$—
Accounts payable	32,508	32,008
Accrued expense	222,020	—
Accrued payroll taxes	42,592	42,592
Customer deposit	1,500	1,500
Accrued interest	4,803	—
Loans payable-related parties	6,200	45,484
Obligations for factored receivables	39,205	—
Unsecured demand loan payable	—	250,000
Derivative liabilities	53,318	—
Convertible notes payable, net	66,229	—
TOTAL CURRENT LIABILITIES	473,057	371,584

STOCKHOLDERS' DEFICIT

Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; no shares issued and outstanding)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 775,687 and 774,606 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively)	776	775
Additional paid in capital	11,294,080	11,005,297
Accumulated deficit	(11,767,911)	(11,357,826)
TOTAL STOCKHOLDERS' DEFICIT	(473,055)	(351,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$19,829

The accompanying notes are an integral part of these financial statements.

(F-4)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013
REVENUES:
Insurance sales commissions	$134,731	$811,136
Lead sales commissions	177,058	713,440
Total commissions	311,789	1,524,576

Cost of sales	(157,487)	(649,161)
Gross profit	154,302	875,415

EXPENSES:
Consulting fees	24,951	63,297
Contract labor	43,720	211,069
Payroll and related taxes	—	214,717
Computer/internet expenses	5,401	8,273
Credit card processing fees	5,671	17,987
Professional fees	63,431	85,633
Insurance expense	3,745	35,034
Rent	252,891	68,708
Depreciation	484	486
Other general and administrative expenses	75,052	209,052
Bad debt expense	1,780	—
Total expenses	477,126	914,254

Loss from operations	(322,824)	(38,839)

OTHER INCOME (EXPENSE)
(Loss) on derivative liabilities	(66)	—
Loss on disposal of fixed assets	(3,717)	—
Interest income	—	125
Interest expense	(83,478)	(10,000)

Loss before income taxes	(410,085)	(48,715)

Provision for income taxes	—	—

NET LOSS	$(410,085)	$(48,715)

Basic and fully diluted net loss per common share:	$(0.53)	$(0.06)

Weighted average common shares outstanding	775,297	774,606

The accompanying notes are an integral part of these financial statements.

(F-5)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balances, June 30, 2012	774,606	775	$10,995,297	$(11,309,111)	$(313,040)

Imputed interest	—	—	10,000	—	10,000

Net loss for the year ended June 30, 2013	—	—	—	(48,715)	(48,715)

Balances, June 30, 2013	774,606	775	11,005,297	(11,357,826)	(351,754)

Stock issued for services	1,050	1	10,799	—	10,800

Assumption of debt by shareholders	—	—	272,984	—	272,984

Net loss for the year ended June 30, 2014	—	—	—	(410,085)	(410,085)

Balances, June 30, 2014	775,656	$776	$11,289,080	$(11,767,911)	$(478,055)

The accompanying notes are an integral part of these financial statements.

(F-6)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(410,085)	$(48,715)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for services rendered	10,800	—
Loss on derivative liabilities	66	—
Loss on disposal of fixed assets	3,717	—
Amortization of debt discount	54,309	—
Issuance of convertible debt for professional fee	12,500
Depreciation	484	484
Imputed interest		10,000
Changes in operating assets and liabilities
Accounts receivable	1,780	(1,780)
Rent deposit	4,578	(4,578)
Accounts payable	500	(31,987)
Accrued expense	222,018	—
Accrued interest	4,803	—
Accrued payroll taxes	—	25,892
NET CASH USED IN OPERATING ACTIVITIES	(94,530)	(50,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and computers	(1,314)	(3,371)
NET CASH USED IN INVESTING ACTIVITIES	(1,314)	(3,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	4,662	—
Loans from related parties	—	57,584
Repayment of loans from related parties	(24,858)	(12,100)
Proceeds from accounts receivables factor	39,205	—
Net proceeds from issuance of convertible notes payable	66,229	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,238	45,484

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,586)	(8,569)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	10,586	19,156

END OF THE PEROID	$—	$10,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$4,707	$—
Income Taxes Paid	$—	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Forgiveness of Debt by related parties	$272,984	$—

The accompanying notes are an integral part of these financial statements.

(F-7)

Junkiedog.com, Inc. (F/K/A Unique Underwriters, Inc.)

Notes to Financial Statements

As of June 30, 2014

NOTE 1 BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unique Underwriters, Inc. (the “Company”) was incorporated in the State of Texas in 2009 in the name of Unique Underwriters, Inc.

On June 9, 2014, the Board of Directors and consenting shareholders holding a majority of issued and outstanding Common Stock approved a change in domicile of the Company from Texas to Nevada.  The change of domicile, or reincorporation, will be effected by means of a merger between the Company and a newly formed wholly-owned Nevada subsidiary of the Company in name of JunkieDog.com Inc.  This change of domicile will become effective upon the filing of articles of merger and conversion with the Secretary of State of the states of Texas and Nevada in accordance with applicable state laws.

On June 9, 2014, the Company’s Board of Directors approved and recommended a change in corporate name to “JunkieDog.com, Inc.”, referred to as “Name Change Proposal”. Since it was contemplated that the Name Change Proposal would occur simultaneously with the Reincorporation, management determined that the objective and substantive effect of the Name Change Proposal would be accomplished under and pursuant to the Merger Agreement, which would feature that Unique Underwriters, Inc. would merge with and into JunkieDog.com, Inc., with JunkieDog.com, Inc. being the surviving corporation. The surviving corporation will retain the name of “JunkieDog.com, Inc.”.

Company intents to assign the insurance business to Samuel Wolfe, a former officer, upon completion of an acquisition.

Basis of Presentation

The financial statements include the accounts of Unique Underwriters, Inc. under the accrual basis of accounting.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business. The Company’s significant estimates include the valuation of stock-based compensation and embedded derivatives.

(F-8)

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

The Company recognized revenue during the period in which insurance carriers receive premium payments, at which point the Company has fully earned the commission. Commission payments are generally received within few days of being earned.

The lead sales revenue is recognized when one of our agents submits an order to rent leads and simultaneously their credit card is processed and the leads are distributed to them. The Company recognizes revenue when the agent submits an order to rent the leads for 30 days. After thirty days the leads become available for rental to another agent. Leads may be rented multiple times at decreasing rates due to the lead’s age and number of times it has been rented. The company earned selling leads in December 2013.

Cost of Sales

The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition and include marketing and leads generation costs, leads purchased costs and agent expenses.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. For the year ended June 30, 2014, 23,938 shares of common stock underlying convertible debt are not included in the calculations of diluted loss per share, as the impact of the potential common shares would antidilutive.

Stock-Based Compensation

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

Fair Value for Financial Assets and Financial Liabilities

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

The Company’s derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended June 30, 2014.

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

The Company’s deferred tax asset at June 30, 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $512,000 less a valuation allowance in the amount of approximately $512,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

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

At June 30, 2014, the Company had federal and state net operating loss carry forwards of approximately $11,767,911 that expire in various years through the year 2034.

(F-9)

NOTE 2 FIXED ASSETS

Fixed assets were comprised of the following as of June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Cost:
Furniture	$3,371	$3,371
Computers	1,315	—
Total	4,686	3,371
Less: Accumulated depreciation	969	486
Loss on disposal of fixed assets	(3,717)	—
Property and equipment, net	$—	$2,885

Depreciation expense was $484 and $486 for the years ended June 30, 2014 and 2013, respectively. During April 2014, the company disposed of the fixed assets, for $0 and recorded a $3,717 loss on disposal of fixed assets.

NOTE 3 UNSECURED DEMAND LOAN PAYABLE

The balance of unsecured demand loan was $0 and $250,000 as of June 30, 2014 and June 30, 2013, respectively. The funds borrowed from an unrelated party were to fund the Company’s daily operations. The loan was unsecured, interest free and repayable currently. In February 2014, the company was relieved of its obligations, which was assumed by former officers and principal stockholders.  Accordingly, the Company recorded additional paid in capital of $255,000 for the year ended June 30, 2014.

NOTE 4 LOANS PAYABLE-RELATED PARTIES

Loans payable to related parties were $6,200 and $45,484 as of June 30, 2014 and June 30, 2013, respectively. The funds borrowed from the Company’s former officer and stockholder were to fund the Company’s daily operations. The loan agreements were not evidenced by any promissory notes, but rather verbal agreements between the related parties and the Company. On February 2014, principal and accrued interest in total amount of $17,984 was forgiven by the former officer and stockholder. Accordingly, the Company recorded additional paid in capital of $17,984 in the accompanying statements of operations for the year ended June 30, 2014.

NOTE 5 OBLIGATIONS FOR FACTORED RECEIVABLES

During the year ended June 30, 2014, the Company received proceeds of $45,073 pursuant to third party merchant agreements providing for the sale of future cash receipts at a discount of 15%. The Company repaid $34,755 and defaulted on remaining payments. The Company incurred factoring and interest charges totaling $28,887. These amounts are in default and total $39,205 as of June 30, 2014.

(F-10)

NOTE 6 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On August 15, 2013 the Company issued an 8% convertible note in the principal amount of $47,500 (the "Note") to an Accredited Investor (the “Lender").

The Note bears interest at the rate of 8% per annum, and the interest rate will increase to 22% if the convertible debenture is default.  All interest and principal must was due on May 30, 2014 and is in default.  The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note into common stock of the Company, at the Lender’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 Trading Day period prior to conversion as Trading Day is defined in the Note.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by 135% if prepaid 121 days following the Issue Date through 180 days following the Issue Date.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

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

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount was authorized from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $36,510 based on the initial fair value of the derivative liability of $36,510. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
8/15/2013	$36,510	0.75	$5.8	$10	200%	0.14%

At June 30, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to June 30, 2014, the balance of derivative liability was decreased by $50 to $36,460.

The fair value of the embedded derivative liability was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$36,460	0	$2.9	200%	0.13%

The carrying value of the Notes was $47,500 as of June 30, 2014, net of unamortized discount of $0. The Company recorded amortization of the debt discount in the amount of $36,510 during the year ended June 30, 2014. The accrued interest related to this note for the year ended June 30, 2014 is $3,732.

On November 19, 2013 Unique Underwriters, Inc. (the “Company”) issued an 8% convertible note in the principal amount of $18,000 (the "Note") to an Accredited Investor (the “Lender"). In December 2014, accrued interest of $3,920 was added to the principal balance of the note.

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

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount will be accreted from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $16,873 and initial fair value of the derivative liability of $16,873. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
11/19/2013	$16,873	0.75	$4.64	$8	200%	0.1%

At June 30, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to June 30, 2014, the balance of derivative liability was decreased by $16 to $16,857.

The fair value of the embedded derivative liability was calculated at the year ended June 30, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$16,857	0.14	$2.9	200%	0.1%

The carrying value of the Note was $18,730 as of June 30, 2014, net of unamortized discount of $3,190. The Company recorded amortization of the debt discount in the amount of $13,682 during the year ended June 30, 2014. The accrued interest related to this note for the year ended June 30, 2014 was $1,071.

In December 2014, all of the Company’s convertible debt was assigned to two stockholders.

(F-11)

NOTE 7 REVENUE CONCENTRATION

During the years ended June 30, 2014, the Company’s revenue was concentrated in a few customers as follows:

	2014	2013
Customer A	58%	47%
Customer B	24%	29%
Customer C	17%	24%

NOTE 8 CAPITAL STOCK

The Company is currently authorized to issue 100,000,000 Class A preferred shares with $.001 par value per share with 10:1 conversion and voting rights. As of June 30, 2014, there was no Class A preferred shares issued and outstanding.

The Company is currently authorized to issue 50,000,000 Class B preferred shares with $.001 par value per share with 1:1 conversion and voting rights. As of June 30, 2014, there was no Class B preferred shares issued and outstanding.

The Company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

On July 29, 2014, the Company  effected a 1:100 split of its Common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split. The June 30, 2013 financial statement has been retroactively restated herein in accordance with SAB Topic 4C. As of June 30, 2014 and 2013, the Company had 775,656 and 774,606 shares of common stock issued and outstanding, respectively.

On September 20, 2013, the Company issued as compensation for services provided a total of 30,000 common shares (pre-stock split) with a fair value of $3,300 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On November 1, 2013, the Company issued 75,000 common shares (pre-stock split) with a market value of $7,500 as compensation for services provided. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

NOTE 9 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company assumed and renewed its office lease with an unrelated party. The lease was for five years and expires on April 30, 2018.

Effective as of March 14, 2014, the control of registrant has been changed. The office location has been changed, and the Company abandoned the lease. The Company has accrued the remaining minimum payment under the lease, totaling $222,020, as of June 30, 2014. The Company recognized $252,891 rent expense for the year ended June 30, 2014.

(F-12)

NOTE 10 INCOME TAXES

At June 30, 2014, the Company had federal and state net operating loss carry forwards of approximately $1,151,003 that expire in various years through the year 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended June 30, 2014 and 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2014 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $512,000 less a valuation allowance in the amount of approximately $512,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $144,000 and $144,000 for the years ended June 30, 2014 and 2013, respectively.

The Company’s total deferred tax asset as of June 30, 2014 and June 30, 2013 are as follows:

	2014	2013
Total deferred tax asset	$512,000	$368,000
Valuation allowance	(512,000)	(368,000)
Net deferred tax asset	$—	$—

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the years ended June 30, 2014 and 2013 are as follows:

	2014	2013
Income tax computed at the federal statutory rate	35%	35%
Valuation allowance	(35%)	(35%)
Total deferred tax asset	0%	0%

NOTE 11 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception and has a working capital deficit of $473,055, as of June 30, 2014. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital deficiency, and 2) implement a plan of exchange with First Choice Apparel Company LLC, which is an e-commerce company generating sales revenues through online trading. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 12 SUBSEQUENT EVENTS

On September 19, 2014, a Plan of Exchange (the “Exchange”) was executed between the Company and the First Choice Apparel Company LLC, and the stockholders of First Choice Apparel Company LLC, pursuant to which 40,000,000 shares of the Company’s common stock will be issued to the stockholders of First Choice Apparel Company LLC.  Upon completion of the Exchange, First Choice Apparel Company LLC will become the Company’s wholly-owned subsidiary and the former stockholder of First Choice Apparel Company LLC then owned a ‘controlling interest’ in the Company representing 98.1% of the voting shares of the Company on a fully dilutive basis. This transaction has not yet been completed.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby First Choice Apparel Company LLC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of First Choice Apparel Company LLC, with the assets, liabilities, revenues and expenses, of the Company being included effective from the date of stock exchange transaction. Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer are included for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree are included from the date of stock exchange transaction.