Form 10-Q
period 2014-09-30
JunkieDog.com, Inc.
filed 2015-03-18
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55037

JunkieDog.com, Inc. (F/K/A Unique Underwriters, Inc.)
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5961 (Primary Standard Industrial Classification Number)	27-0631947 (IRS Employer Identification Number)

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

Yes [   ]   No [X].

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ X ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 18,2015
Common Stock: $0.001 par value	44,775,656

(1)

(2)

(3)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND JUNE 30, 2014

	2014	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$47,749	$—
Inventory	33,959	—
TOTAL CURRENT ASSETS	81,708	—

Goodwill on acquisition	3,197,832	—
Fixed assets, net	36,619	—
	3,234,451	—

TOTAL ASSETS	$3,316,159	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$4,682	$4,682
Accounts payable	32,508	32,508
Accrued expenses	222,020	222,020
Accrued payroll taxes	42,592	42,592
Customer deposit	1,500	1,500
Accrued interest	14,581	4,803
Loans payable-related parties	7,250	6,200
Obligations for factored receivables	39,205	39,205
Derivative liabilities	242,518	53,318
Convertible notes payable, net of debt discount	141,896	66,229
TOTAL CURRENT LIABILITIES	748,751	473,057

LONG-TERM LIABILITIES
Long Term Notes	$75,000	$—
TOTAL LONG-TERM LIABILITIES	75,000	—

TOTAL LIABILITIES	$823,751	$473,057

STOCKHOLDERS' EQUITY (DEFICIT)

Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 20,000,000 shares authorized; no shares issued and outstanding)	47,749	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 10,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.001 par value, 400,000,000 shares authorized; 40,775,656 and 775,656 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively)	40,776	776
Additional paid in capital	14,254,080	11,294,080
Accumulated deficit	(11,802,446)	(11,767,911)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,492,410	(473,055)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,316,159	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013
REVENUES:
Insurance sales commissions	4,803	$52,040
Lead sales commissions	—	116,925
Online Revenue	16,661	—
Total revenue	21,464	168,965

Cost of sales	(39,397)	(96,112)
Gross profit (loss)	(17,933)	72,854

EXPENSES:
Consulting fees	—	12,734
Contract labor	—	25,850
Payroll and related taxes	878	—
Computer/internet expenses	—	4,093
Credit card processing fees	—	3,565
Professional fees	1,840	3,300
Insurance expense	—	22,237
Rent	—	1,520
Depreciation	954	12,735
Other general and administrative expenses	5,057	134
Bad debt expense	—	15,251
Total expenses	8,729	101,418

Loss from operations	(26,662)	(28,564)

OTHER EXPENSE
Loss on derivative liabilities	—	(8,950)
Interest expense	(7,873)	(11,516)

Loss before income taxes	(34,535)	(49,030)

Provision for income taxes	—	—

Net loss	(34,535)	$(49,030)

Basic and fully diluted net loss per common share:	*	$(0.06)

Weighted average common shares outstanding	5,558,265	774,639

* Less than .01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

(5)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,535)	$(49,030)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for services rendered	—	3,300
Loss on derivative liabilities	—	8,950
Amortization of debt discount	6,125	5,938
Depreciation	954	134
Imputed interest	—	2,500
Changes in operating assets and liabilities
Accounts payable	—	(12,053)
Accrued interest	9,777	—
NET CASH USED IN OPERATING ACTIVITIES	(17,679)	(40,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and computers	—	(1,315)
Cash acquired	37,065	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	37,065	(1,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	—	—
Loans from related parties	1,050	—
Repayment of loans from related parties	—	(3,990)
Advance from third party	27,313	15,000
Repayment of advance from third party	—	(7,695)
Proceeds from issuance of note payable	—	47,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,363	50,815

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,749	9,238

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	—	10,586

END OF THE PEROID	$47,749	$19,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$7,873	$—
Income Taxes Paid	$—	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Acquistion of First Choice Apparel:
Issuance of common stock	$3,000,000	$—
Assumed debt	117,229	—
Derivatives	189,200	—
Goodwill	(3,197,832)	—
Inventory	(33,959)	—
Plant, Property and Equipment	(37,573)	—
Cash Acquired	$37,065	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

(6)

Insert financial statements here
Junkiedog.com, Inc. (F/K/A Unique Underwriters, Inc.)

Notes to Condensed Consolidated Financial Statements

As of September 30, 2014

NOTE 1 BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Junkiedog.com, Inc. F/K/A Unique Underwriters, Inc. (the “Company”) was incorporated in the State of Texas in 2009 in the name of Unique Underwriters, Inc.

On June 9, 2014, the Board of Directors and consenting shareholders holding a majority of issued and outstanding Common Stock approved a change in domicile of the Company from Texas to Nevada.  The change of domicile, or reincorporation, will be effected by means of a merger between the Company and a newly formed wholly-owned Nevada subsidiary of the Company in name of JunkieDog.com Inc., in which the subsidiary will be the surviving entity.  This change of domicile will become effective upon the filing of articles of merger with the Secretary of State of the states of Texas and Nevada in accordance with applicable state laws.

On June 9, 2014, UUWR’s Board of Directors approved and recommended a change in corporate name to “JunkieDog.com, Inc.”, referred to as “Name Change Proposal”. Since it was contemplated that the Name Change Proposal would occur simultaneously with the Reincorporation, management determined that the objective and substantive effect of the Name Change Proposal would be accomplished under and pursuant to the Merger Agreement, which would feature that Unique Underwriters, Inc. would merge with and into JunkieDog.com, Inc., with JunkieDog.com, Inc. being the surviving corporation. The surviving corporation will retain the name of “JunkieDog.com, Inc.”

On September 19, 2014, JunkieDog.com, Inc. entered into a Plan of Exchange with First Choice Apparel, an online wholesale website for clothing and other quality items. Under the agreement JunkieDog.com, Inc. agreed to acquire certain assets and liabilities of First Choice Apparel for 40,000,000 restricted shares of common stock, valued at $3,000,000 on the date of the transaction. Subsequent to entering into this agreement, both parties agreed to amend the agreement from a Plan of Exchange to an Asset Acquisition Agreement and to account for the transaction, based on those terms. As reflected in our financial statements, JunkieDog.com, Inc. will report all revenue and expenses, as well as the agreed upon assets and liabilities, from the original date of the agreement dated September 19, 2014.

The stock exchange transaction has been accounted for as an asset acquisition of the Company whereby First Choice Apparel Company LLC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of First Choice Apparel Company LLC, with the assets, liabilities, revenues and expenses, of the Company being included effective from the date of stock exchange transaction. Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer are included for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree are included from the date of stock exchange transaction.

The Company recorded the purchase consideration and resulting goodwill as follows:

Purchase Consideration:

Common Stock	$3,000,000
Assumed Debt	117,229
Derivatives	189,200

Assets Acquired:

Cash acquired	(37,065)
Inventory	(33,959)
Plant, Property and Equipment	(37,573)
Goodwill	$3,197,832

(7)

 Basis of Presentation and Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, First Choice Apparel. under the accrual basis of accounting. All intercompany transactions and balances have been eliminated in consolidation.

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

Our wholly owned subsidiary, First Choice Apparel recognizes revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

(8)

Cost of Sales

The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition and include marketing and leads generation costs and leads purchased costs.

Shipping and Handling

Shipping and handling costs are treated as a cost of sales and are reflected on the statement of operations as a reduction of gross profit. For the period ended September 30, 2014, we recorded $2,212 in shipping and handling expenses, included in our total cost of sales of $39,397.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the FIFO method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Currently, all of our inventory are finished goods purchased from other suppliers.

Property and Equipment

Property and equipment is recorded at cost, and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired, or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/Amortization Period
Plant Equipment	15 Years
Furniture and Fixture	3 Years
Office Equipment	3 Years
Leasehold improvements	5 Years

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. For the three months periods ended September 30, 2014, 1,866,506 shares of common stock underlying convertible debt are not included in the calculations of diluted loss per share, as the impact of the potential common shares would be antidilutive.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013

Net gain (loss) for common shareholders	$(34,535)	$(49,030)

Weighted average common shares outstanding	5,558,265	774,639

Basic and fully diluted net gain (loss) per share	*	$(0.06)

*Less than $0 .00 per share.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets", goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired, and accounted for, under the purchase method acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter; or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, customer deposits, obligations for factored receivables and convertible notes payable approximate their fair values because of the short maturity of these instruments.

The Company’s derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(9)

NOTE 2 INCOME TAXES

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

At September 30, 2014, the Company had federal and state net operating loss carry forwards of approximately $11,802,446 that expire in various years through the year 2034.

NOTE 3 FIXED ASSETS

Fixed assets were comprised of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Cost:
Furniture	$3,771	$3.371
Equipment	26,050	—
Computers	20,238	1,315
Leasehold Improvement	1,272
Total	51,331	4,686
Less: Accumulated depreciation	(14,712)	(969)
Loss on disposal of fixed assets	—	(3,717)
Property and equipment, net	$36,619	$—

Depreciation expense was $954 and $134 for the three months ended September 30, 2014 and 2013, respectively. During April 2014, the company disposed the fixed asset for $0 and record $3,717 loss on disposal of fixed assets.

NOTE 4 LONG TERM NOTES PAYABLE

On September 23, 2014, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $20,000 for sixty days. The loan agreement was not evidenced by any promissory notes, but rather verbal agreements between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $4,000, which will be recorded as interest on the financial statements, as the amounts above $20,000 are paid. There will be no additional interest on the loan.

NOTE 5 LOANS PAYABLE-RELATED PARTIES

Loans payable to related parties were $7,250 and $6,200 as of September 30, 2014 and June 30, 2014, respectively. The funds borrowed from the Company’s former officer and stockholder were to fund the Company’s daily operations. The loan agreements were not evidenced by any promissory notes, but rather verbal agreements between the related parties and the Company. These advances are non-interest bearing and due on demand.

(10)

NOTE 6 OBLIGATIONS FOR FACTORED RECEIVABLES

During the year ended June 30, 2014, the Company received proceeds of $45,073 pursuant to third party merchant agreements providing for the sale of future cash receipts at a discount of 15%. The Company repaid $34,755 and defaulted on remaining payments. The Company incurred factoring and interest charges totaling $28,887. These amounts are in default and total $39,205 as of September 30, 2014.

NOTE 7 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

At September 30, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to September 30, 2014, the balance of derivative liability was decreased by $50 to $36,460.

The fair value of the embedded derivative liability was calculated at September 30, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$36,460	0	$2.9	200%	0.13%

The carrying value of the Notes was $47,500 as of September 30, 2014, net of unamortized discount of $0. The Company recorded amortization of the debt discount in the amount of $6,125 during the period ended September 30, 2014. The accrued interest related to this note for the period ended September 30, 2014 is $3,732.

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

At September 30, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to September 30, 2014, the balance of derivative liability was decreased by $16 to $16,857.

The fair value of the embedded derivative liability was calculated at the period ended September 30, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$16,857	0.14	$2.9	200%	0.1%

The carrying value of the Note was $18,730 as of September 30, 2014, net of unamortized discount of $0. The Company recorded amortization of the debt discount in the amount of $0 during the period ended September 30, 2014. The accrued interest related to this note for the period ended September 30, 2014 was $1,071.

In December 2014, all of the Company’s convertible debt was assigned to two stockholders.

From August 28, 2013 through August 27, 2014, First Choice Apparel, LLC. (the “Company”) issued ten 10% convertible, one year notes in the principal amount totaling $172,000 (the "Notes") to an Accredited Investor (the “Lender"). These notes were included in the Company’s acquisition of First Choice Apparel, by JunkieDog.com, Inc.

The Note bears interest at the rate of 10% per annum, and the interest rate will increase to 18% if the convertible promissory note is in default.  The Notes are convertible at any time following the date of the Note into common stock of the Company, at the Lender’s option, at a 50% discount to the closing bid price of the common stock on the day immediately prior to the Lender’s election to convert.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing with no prepayment penalty.

The Lender has agreed to restrict its ability to convert the Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received were $172,000.

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount was authorized from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $172, 000 based on the initial fair value of the derivative liability of $189,200. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
Various	$189,200	Various-up to 1 Yr	$0.50	$1	NA	NA

At September 30, 2014, the Company valued the embedded derivative liability. For the period from the grant dates to September 30, 2014, the balance of derivative liability was decreased by $0 to $189,200.

The carrying value of the Notes was $75,667 as of September 30, 2014, net of unamortized discount of $96,333. The Company recorded amortization of the debt discount in the amount of $6,125 during the period ended September 30, 2014. The accrued interest related to the notes for the period ended September 30, 2014 was $518.

(11)

NOTE 8 REVENUE CONCENTRATION

During the three months ended September 30, 2013, the Company’s revenue was concentrated in a few customers as follows:

September 30, 2013
Customer A	58%
Customer B	24%
Customer C	17%

NOTE 9 CAPITAL STOCK

The Company is currently authorized to issue 20,000,000 Class A preferred shares with $.001 par value per share with 10:1 conversion and voting rights. As of September 30, 2014, there was no Class A preferred shares issued and outstanding.

The Company is currently authorized to issue 10,000,000 Class B preferred shares with $.001 par value per share with 1:1 conversion and voting rights. As of September 30, 2014, there was no Class B preferred shares issued and outstanding.

The Company is currently authorized to issue 400,000,000 common shares with $.001 par value per share.

During the three months ended September 30, 2014, the Company issued 40,000,000 shares of common stock as consideration for the acquisition of First Choice Apparel. See Note 1.

NOTE 10 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company assumed and renewed its office lease with an unrelated party. The lease was for five years and expires on April 30, 2018.

Effective as of March 14, 2014, the control of registrant has been changed. The office location has been changed, and the Company abandoned the lease. The Company has accrued the remaining minimum payment under the lease, totaling $222,020, as of September 30, 2014. The Company recognized $-0- rent expense for the period ended September 30, 2014.

NOTE 11 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception and has a working capital deficit of $701,002, as of September 30, 2014. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 12 SUBSEQUENT EVENTS

On January 15, 2015, an Asset Acquisition Agreement was signed to terminate the Plan of Exchange (the “Exchange”) executed on September 19, 2014, between the Company and the First Choice Apparel Company LLC, and the stockholders of First Choice Apparel Company LLC, pursuant to which 40,000,000 shares of the Company’s common stock were issued to the stockholders of First Choice Apparel Company LLC.  Upon completion of the Exchange, First Choice Apparel Company LLC became the Company’s wholly-owned subsidiary and the former stockholder of First Choice Apparel Company LLC then owned a ‘controlling interest’ in the Company representing 98.1% of the voting shares of the Company on a fully dilutive basis. See Note 1.

On October 2, 2014, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $15,000 for sixty days. The loan agreement was not evidenced by any promissory notes, but rather verbal agreements between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $3,000, which will be recorded as interest on the financial statements, as the amounts above $15,000 are paid. There will be no additional interest on the loan. The Company repaid this loan on November 10, 2014, reducing the notes payable by $15,000 and incurring $3,000 in interest expense.

On October 28, 2014, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $20,000 for sixty days. The loan agreement was not evidenced by any promissory notes, but rather verbal agreements between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $4,000, which will be recorded as interest on the financial statements, as the amounts above $20,000 are paid. There will be no additional interest on the loan.

On November 14, 2014, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $20,000 for sixty days. The loan agreement was not evidenced by any promissory notes, but rather verbal agreements between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $4,000, which will be recorded as interest on the financial statements, as the amounts above $20,000 are paid. There will be no additional interest on the loan.

On January 26, 2015, the Company received a notice of conversion from two unrelated parties to retire a convertible note originally issued November 19, 2013. The Company issued 2,000,000 shares each to the parties and retired $9,000 in convertible notes.

(12)

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

General

Junkiedog.com, Inc. F/K/A Unique Underwriters, Inc. (the “Company”) was incorporated in the State of Texas in 2009 in the name of Unique Underwriters, Inc.

On June 9, 2014, the Board of Directors and consenting shareholders holding a majority of issued and outstanding Common Stock approved a change in domicile of the Company from Texas to Nevada.  The change of domicile, or reincorporation, will be effected by means of a merger between the Company and a newly formed wholly-owned Nevada subsidiary of the Company in name of JunkieDog.com Inc., in which the subsidiary will be the surviving entity.  This change of domicile will become effective upon the filing of articles of merger with the Secretary of State of the states of Texas and Nevada in accordance with applicable state laws.

On June 9, 2014, UUWR’s Board of Directors approved and recommended a change in corporate name to “JunkieDog.com, Inc.”, referred to as “Name Change Proposal”. Since it was contemplated that the Name Change Proposal would occur simultaneously with the Reincorporation, management determined that the objective and substantive effect of the Name Change Proposal would be accomplished under and pursuant to the Merger Agreement, which would feature that Unique Underwriters, Inc. would merge with and into JunkieDog.com, Inc., with JunkieDog.com, Inc. being the surviving corporation. The surviving corporation will retain the name of “JunkieDog.com, Inc.”.

On September 19, 2014, JunkieDog.com, Inc. entered into a Plan of Exchange with First Choice Apparel, an online wholesale website for clothing and other quality items. Under the agreement JunkieDog.com, Inc. agreed to acquire certain assets and liabilities of First Choice Apparel for 40,000,000 restricted shares of common stock, valued at $3,000,000 on the date of the transaction. Subsequent to entering into this agreement, both parties agreed to amend the agreement from a Plan of Exchange to an Asset Acquisition Agreement and to account for the transaction, based on those terms. As reflected in our financial statements, JunkieDog.com, Inc. will report all revenue and expenses, as well as the agreed upon assets and liabilities, from the original date of the agreement dated September 19, 2014.

The stock exchange transaction has been accounted for as an asset acquisition of the Company whereby First Choice Apparel Company LLC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of First Choice Apparel Company LLC, with the assets, liabilities, revenues and expenses, of the Company being included effective from the date of stock exchange transaction. Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer are included for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree are included from the date of stock exchange transaction.

During the last quarter, current management continued its efforts to implement a new business model, through the acquisition of First Choice Apparel. Although future cash flow is always difficult to predict, by expanding the inventory of items being sold and increasing our marketing, lead generation and production efforts, management continues to believe that net profits should improve during the coming year due to the following factors:

(1) We have completed the acquisition of First Choice Apparel and expect significant revenue growth as a result;

(2) Our wholly owned subsidiary, First Choice Apparel has developed a successful marketing and sales strategy through its own website and those of other sites; such as Amazon and Ebay;

3) We have established financial partners to assist in acquiring more inventory, which may improve our margins and opportunities for additional product categories.

(13)

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

Revenues

We had revenue of $21,464 for the three months ended September 30, 2014. Comparatively, we had revenue of $168,965 for the three months ended September 30, 2013.  The decrease was due in large part to the change in the business model and results from our acquisition of First Choice Apparel, which included sales from September 19, 2014 (the date of acquisition) through September 30, 2014. Insurance sales were only accounted for $4,803 for three months ended September 30, 2014.

Cost of Sales

The cost of sales was $39,397, or 184% of revenues, for the three months ended September 30, 2014.  Comparatively, the cost of sales was $96,112, or 57% of revenue, for the three months ended September 30, 2013.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $8,729 during the three months ended September 30, 2014, compared to operating expenses of $101,418 during the three ended September 30, 2013. The decrease by was due primarily to the decrease in consulting fees, contract labor and payroll expense.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $17,679 and $40,262 during the three months ended September 30, 2014 and 2013, respectively. Negative cash flow from operation during the three months ended September 30, 2014 was due to the net loss of $34,535 less the increase in accrued interest in the amount of $9,777 and the loss on derivative liability and amortization of debt discount. Net cash used in operating activities for the three months ended September 30, 2013was due primarily to the decrease in accounts payable in the amount of $12,053.

Investing Activities

Net cash provided by investing activities was $37,065 for the three months ended September 30, 2014. Comparatively, net cash used in investing activities was $1,315 for the three months ended September 30, 2013

Financing Activities

Net cash provided by financing activities was $28,363for the three months ended September 30, 2014. Comparatively, net cash provided by financing activities was $50,815 for the three months ended September 30, 2013.

(14)

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

Our wholly owned subsidiary, First Choice Apparel recognizes revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. We generally record the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

Cost of Sales -The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred. Cost of sales includes the costs directly attributable to revenue recognition and include marketing and leads generation costs and leads purchased costs.

Shipping and Handling

Shipping and handling costs are treated as a cost of sales and are reflected on the statement of operations as a reduction of gross profit. For the period ended September 30, 2014, we recorded $2,212 in shipping and handling expenses, included in our total cost of sales of $39,397.

Inventories - Inventories, consisting of products available for sale, are primarily accounted for using the FIFO method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. Currently, all of our inventory are finished goods purchased from other suppliers.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) inventory cost; (ii) advertisement expenses; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and potentially debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or debt securities could potentially result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

A large portion of the funds raised will be invested in inventory, advertising, marketing, and consulting fees. Our success is contingent upon having enough capital to build enough customers to support the business.

We had cash of $47,749 on hand as of September 30, 2014, the most readily available recent date. The accumulated deficit as of September 30, 2014 was $11,802,448.

The Company’s current cash on hand is not sufficient to meet our working capital requirements for the next twelve month period. Completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve operation and growth goals and to meet our working capital requirements .. We will not receive any proceeds from the sale of common stock in this offering. If we are able to conduct an equity offering, there will be dilution to the current stockholders of the Company and to the investors that acquire shares in the offering; and if we are able to conduct a debt offering, we will likely be subject to various covenants on our business operations and may be required to make payments during the term of the securities.

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

JunkieDog.com, Inc. (F/K/A Unique Underwriters, Inc.)
Dated: March 18, 2015	By: /s/ Roberto Luciano
Roberto Luciano
President and Chief Operating Officer