Form 10-Q
period 2014-12-31
JunkieDog.com, Inc.
filed 2015-03-18
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 18, 2015
Common Stock: $0.001 par value	44,775,656

(1)

(2)

(3)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND JUNE 30, 2014

	2014	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$40,980	$—
Inventory	154,959
TOTAL CURRENT ASSETS	195,939	—

Goodwill on acquisition	3,197,832	—
Fixed assets, net	38,936	—
	3,236,768	—

TOTAL ASSETS	$3,432,708	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$4,682	$4,682
Accounts payable	89,691	32,508
Accrued expenses	222,020	222,020
Accrued payroll taxes	42,592	42,592
Customer deposit	1,500	1,500
Accrued interest	20,146	4,803
Loans payable-related parties	7,250	6,200
Obligations for factored receivables	39,205	39,205
Derivative liabilities	242,518	53,318
Convertible notes payable, net	175,312	66,229
TOTAL CURRENT LIABILITIES	844,916	473,057

LONG-TERM LIABILITIES
Long Term Notes	79,612	—
TOTAL LONG-TERM LIABILITIES	79,612	—

TOTAL LIABILITIES	$924,528	$473,057

STOCKHOLDERS EQUITY (DEFICIT)

Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 20,000,000 shares authorized; no shares issued and outstanding)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 10,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.001 par value, 400,000,000 shares authorized; 40,775,656 and 775,656 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively)	40,776	776
Additional paid in capital	14,234,441	11,294,080
Accumulated deficit	(11,767,035)	(11,767,911)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	2,508,182	(473,055)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$3,432,708	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIODS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2014	2013	2014	2013
REVENUES:
Insurance sales commissions	2,189	45,559	$6,992	$97,599
Lead sales commissions	—	60,133	—	177,058
Online revenue	334,717	—	351,378	—
Total revenue	336,906	105,691	358,370	274,657

Cost of sales	(204,900)	(59,781)	(244,297)	(155,893)
Gross profit	132,006	45,910	114,073	118,764

EXPENSES:
Consulting fees	—	11,283	—	24,017
Contract labor	—	17,870	—	43,720
Payroll and related taxes	10,021	—	10,899	—
Computer/internet expenses	987	1,200	987	5,293
Credit card processing fees	—	2,106	—	5,671
Professional fees	15,792	18,082	17,632	40,319
Insurance expense	—	2,225	—	3,745
Rent	—	13,558	—	26,293
Depreciation	5,123	175	6,077	309
Other general and administrative expenses	15,690	20,304	20,746	38,855
Total expenses	47,613	86,803	56,342	188,221

Income (Loss) from operations	84,393	(40,893)	57,731	(69,457)

OTHER INCOME (EXPENSE)
Gain (Loss) on derivative liabilities	—	2,788	—	(6,162)
Interest expense	(48,982)	(28,174)	(56,855)	(39,690)

Income (loss) before income taxes	35,411	(66,279)	876	(115,310)

Provision for income taxes	—	—	—	—

Net income (loss)	$35,411	$(66,279)	$876	$(115,310)

Basic and fully diluted net loss per common share:	*	(0.09)	*	$(0.15)

Weighted average common shares outstanding	40,775,656	775,249	22,825,503	774,944

* Less than .01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

(5)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIODS ENDED DECEMBER 31, 2014 AND 2013
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$876	$(115,310)
Adjustments to reconcile net income (loss) to net cash
used in operations:
Stock issued for services rendered	—	10,800
Loss on derivative liabilities	—	6,162
Amortization of debt discount	39,542	25,239
Depreciation	6,077	309
Imputed interest	—	5,000
Changes in operating assets and liabilities
Inventory	(121,000)	—
Accounts payable	57,183	(14,053)
Accrued interest	15,343	1,425
NET CASH USED IN OPERATING ACTIVITIES	(1,980)	(80,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and computers	(7,440)	(1,315)
Cash acquired	37,065	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	29,625	(1,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties	1,050	—
Repayment of loans from related parties	—	(16,500)
Advances from third party	75,000	41,331
Repayment of advance from third party	(62,715)	(18,795)
Proceeds from issuance of note payable	—	65,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,335	71,536

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,980	(10,207)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	—	10,586

END OF THE PEROID	$40,980	$379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$56,855	$—
Income Taxes Paid	$—	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Acquistion of First Choice Apparel:
Issuance of common stock	$3,000,000	$—
Assumed debt	117,229	—
Derivatives	189,200	—
Goodwill	(3,197,832)	—
Inventory	(33,959)	—
Property and equipment	(37,573)	—
Cash Acquired	$37,065	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

(6)

Insert financial statements here
Junkiedog.com, Inc. (F/K/A Unique Underwriters, Inc.)

Notes to Financial Statements

As of December 31, 2014

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

The Company recorded the purchase consideration and resulting goodwill as follows:

Purchase Consideration:

Common Stock	$3,000,000
Assumed Debt	117,229
Derivatives	189,200

Assets Acquired:

Cash acquired	(37,065)
Inventory	(33,959)
Property, Plant and Equipment	(37,573)
Goodwill	$3,197,832

(8)

Basis of Presentation and Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, First Choice Apparel, under the accrual basis of accounting. All intercompany transactions and balances have been eliminated in consolidation.

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

Shipping and Handling

Shipping and handling costs are treated as a cost of sales and are reflected on the statement of operations as a reduction of gross profit. For the three and six months periods ended December 31, 2014, we recorded $36,938 and $39,150 in shipping and handling expenses, included in our total cost of sales of $204,900 and $244,297 respectively.

(9)

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/ Amortization Period
Plant Equipment	15 Years
Furniture and Fixture	3 Years
Office Equipment	3 Years
Leasehold improvements	5 Years

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. For the three months periods ended December 31, 2014, 1,771,350 shares of common stock underlying convertible debt are not included in the calculations of diluted loss per share, as the impact of the potential common shares would be antidilutive.

	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013

Net gain (loss) for common shareholders	$876	$(115,310)

Weighted average common shares outstanding	22,825,503	774,944

Basic and fully diluted net gain (loss) per share	*	$(0.15)

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

The Company’s derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended December 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(10)

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

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $11,767,035 that expire in various years through the year 2034.

NOTE 3 FIXED ASSETS

Fixed assets were comprised of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Cost:
Furniture	$7,663	$3.371
Equipment	26,050	—
Computers	27,438	1,315
Leasehold Improvement	1,272
Total	50,931	4,686
Less: Accumulated depreciation	(23,727)	(969)
Loss on disposal of fixed assets	—	(3,717)
Property and equipment, net	$38,936	$—

Depreciation expense was $5,123 and $1,200 for the three months ended December 31, 2014 and 2013, respectively and $6,077 and $309 for the six months ended December 31, 2014 and 2013, respectively. During April 2014, the company disposed the fixed asset for $0 and record $3,717 loss on disposal of fixed assets.

NOTE 4 LONG TERM NOTES PAYABLE

On September 23, 2014, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $20,000 for sixty days. The loan agreement was not evidenced by any promissory notes, but rather verbal agreements between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $4,000, which will be recorded as interest on the financial statements, as the amounts above $20,000 are paid. There will be no additional interest on the loan. The Company repaid this loan on December 17, 2014, reducing the notes payable by $20,000 and incurring $4,000 in interest expense.

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

(11)

NOTE 5 LOANS PAYABLE-RELATED PARTIES

Loans payable to related parties were $7,250 and $6,200 as of December 31, 2014 and June 30, 2014, respectively. The funds borrowed from the Company’s former officer and stockholder were to fund the Company’s daily operations. The loan agreements were not evidenced by any promissory notes, but rather verbal agreements between the related parties and the Company. These advances are non-interest bearing and due on demand.

NOTE 6 OBLIGATIONS FOR FACTORED RECEIVABLES

During the year ended June 30, 2014, the Company received proceeds of $45,073 pursuant to third party merchant agreements providing for the sale of future cash receipts at a discount of 15%. The Company repaid $34,755 and defaulted on remaining payments. The Company incurred factoring and interest charges totaling $28,887. These amounts are in default and total $39,205 as of December 31, 2014.

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

At September 30, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2014, the balance of derivative liability was decreased by $50 to $36,460.

The fair value of the embedded derivative liability was calculated at December 31, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$36,460	0	$2.9	200%	0.13%

The carrying value of the Notes was $47,500 as of December 31, 2014, net of unamortized discount of $0. The Company recorded amortization of the debt discount in the amount of $6,125 during the period ended December 31, 2014. The accrued interest related to this note for the period ended December 31, 2014 is $3,732.

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

At December 31, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2014, the balance of derivative liability was decreased by $16 to $16,857.

The fair value of the embedded derivative liability was calculated at the period ended December 31, 2014 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$16,857	0.14	$2.9	200%	0.1%

The carrying value of the Note was $18,730 as of December 31, 2014, net of unamortized discount of $0. The Company recorded amortization of the debt discount in the amount of $0 during the period ended December 31, 2014. The accrued interest related to this note for the period ended December 31, 2014 was $0.

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

At December 31, 2014, the Company valued the embedded derivative liability. For the period from the grant dates to December 31, 2014, the balance of derivative liability was decreased by $0 to $189,200.

The carrying value of the Notes was $75,667 as of December 31, 2014, net of unamortized discount of $62,917. The Company recorded amortization of the debt discount in the amount of $39,542 during the period ended December 31, 2014. The accrued interest related to the notes for the period ended December 31, 2014 was $4,854.

(12)

NOTE 8 REVENUE CONCENTRATION

During the three months ended December 31, 2013, the Company’s revenue was concentrated in a few customers as follows:

December 31, 2013
Customer A	58%
Customer B	24%
Customer C	17%

NOTE 9 CAPITAL STOCK

The Company is currently authorized to issue 20,000,000 Class A preferred shares with $.001 par value per share with 10:1 conversion and voting rights. As of December 31, 2014, there was no Class A preferred shares issued and outstanding.

The Company is currently authorized to issue 10,000,000 Class B preferred shares with $.001 par value per share with 1:1 conversion and voting rights. As of December 31, 2014, there was no Class B preferred shares issued and outstanding.

The Company is currently authorized to issue 400,000,000 common shares with $.001 par value per share.

During the six months ended December 31, 2014, the Company issued 40,000,000 shares of common stock as consideration for the acquisition of First Choice Apparel. See Note 1.

NOTE 10 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company assumed and renewed its office lease with an unrelated party. The lease was for five years and expires on April 30, 2018.

Effective as of March 14, 2014, the control of registrant has been changed. The office location has been changed, and the Company abandoned the lease. The Company has accrued the remaining minimum payment under the lease, totaling $222,020, as of December 31, 2014. The Company recognized $-0- rent expense for the period ended December 31, 2014.

NOTE 11 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception and has a working capital deficit of $648,977, as of December 31, 2014. In addition, the Company has only recently began to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

(13)

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

(14)

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

(15)

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

Revenues

We had revenue of $336,906 and $358,370 for the three and six months ended December 31, 2014 respectively. Comparatively, we had revenue of $105,691 and $274,657 for the three and six months ended December 31, 2013.  The increase was due in large part to the change in the business model and results from our acquisition of First Choice Apparel, which included sales from September 19, 2014 (the date of acquisition) through December 31, 2014. Insurance sales were only accounted for $6,992 for six months ended December 2, 2014, when we ceased to offer insurance products.

Cost of Sales

The cost of sales was $204,900, or 61% of revenues, for the three months ended and $244,297 or 68% for the six months ended December 31, 2014.  Comparatively, the cost of sales was $59,781, or 57% of revenues, for the three months ended and $155,893 or 57% for the six months ended December 31, 2013.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $47,613 and $56,342 during the three and six months ended December 31, 2014, compared to operating expenses of $86,803 and $188,221 during the three and six months ended December 31, 2013. The decrease by was due primarily to the decrease in consulting fees, contract labor and payroll expense.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $1,980 and $80,428 during the six months ended December 31, 2014 and 2013, respectively. Cash used in operations during the six months ended December 31, 2014 was due primarily to the net profit of $876 and increases in accrued interest in the amount of $15,343, accounts payable of $57,183 and amortization of debt discount of $39,542. Net cash used in operating activities for the six months ended December 31, 2013was due primarily to the net loss of $115,310 and the decrease in accounts payable in the amount of $14,053.

Investing Activities

Net cash provided by investing activities was $29,625 for the six months ended December 31, 2014. Comparatively, net cash used in investing activities was $1,315 for the six months ended December 31, 2013

Financing Activities

Net cash provided by financing activities was $13,335 for the six months ended December 31, 2014. Comparatively, net cash provided by financing activities was $71,536 for the six months ended December 31, 2013.

(16)

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

Shipping and Handling

Shipping and handling costs are treated as a cost of sales and are reflected on the statement of operations as a reduction of gross profit. For the six month period ended December 31, 2014, we recorded $39,150 in shipping and handling expenses, included in our total cost of sales of $244,297.

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

We had cash of $40,980 on hand as of December 31, 2014, the most readily available recent date. The accumulated deficit as of December 31, 2014 was $11,767,035.

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

(18)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

(19)

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

(20)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JunkieDog.com, Inc. (F/K/A Unique Underwriters, Inc.)
Dated: March 18, 2015	By: /s/ Roberto Luciano
Roberto Luciano
President and Chief Operating Officer