Form 10-Q
period 2015-03-31
JunkieDog.com, Inc.
filed 2015-06-26
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55037

JunkieDog.com, Inc. (F/K/A Unique Underwriters, Inc.)
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5961 (Primary Standard Industrial Classification Number)	27-0631947 (IRS EmployerIdentification Number)

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

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $1,337,184. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 25, 2015
Common Stock: $0.001 par value	44,775,656

(1)

(2)

(3)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND JUNE 30, 2014

	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$33,251	$—
Accounts receivable	2,078	—
Inventory	191,400	—
TOTAL CURRENT ASSETS	226,729	—

Goodwill	3,197,832	—
Fixed assets, net	33,833	—
	3,231,665	—

TOTAL ASSETS	$3,458,394	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$819	$4,682
Accounts payable	89,691	32,508
Accrued expenses	222,020	222,020
Accrued payroll taxes	42,592	42,592
Customer deposit	1,500	1,500
Accrued interest	24,216	4,803
Revenue share notes	65,000	—
Loans payable-related parties	41,862	6,200
Obligations for factored receivables	39,205	39,205
Derivative liabilities	235,273	53,318
Convertible notes payable (net of $24,672 discount)	339,557	66,229
TOTAL CURRENT LIABILITIES	1,101,735	473,057

LONG-TERM LIABILITIES
Long Term Notes	—	—
TOTAL LONG-TERM LIABILITIES	—	—

TOTAL LIABILITIES	$1,101,735	$473,057

STOCKHOLDERS EQUITY (DEFICIT)

Class A preferred stock ($0.001 par value with 10:1 conversion and voting rights, 100,000,000 shares authorized; no shares issued and outstanding)	—	—
Class B preferred stock ($0.001 par value with 1:1 conversion and voting rights, 50,000,000 shares authorized; no shares issued and outstanding)	—	—
authorized; 44,775,656 and 775,656 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively)	44,776	776
Additional paid in capital	14,246,976	11,294,080
Accumulated deficit	(11,935,091)	(11,767,911)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	2,356,661	(473,055)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$3,458,394	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

(4)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	2015	2014	2015	2014
REVENUES:
Insurance sales commissions	$—	$29,676	$6,992	$127,275
Lead sales commissions	—	—	—	177,058
Online Revenue	224,047	—	575,425	—
Total revenue	224,047	29,676	582,417	304,333

Cost of sales	(281,154)	(1,353)	(525,451)	(157,246)
Gross profit (loss)	(57,107)	28,323	56,966	147,087

EXPENSES:
Consulting fees	—	24,976	—	59,793
Contract labor	—	—	—	43,720
Payroll and related taxes	30,362	—	41,261	—
Computer/internet expenses	949	108	1,936	5,401
Credit card processing fees	—	—	—	5,671
Professional fees	4,697	2,359	22,329	42,678
Insurance expense	—	—	—	3,745
Rent	—	9,688	—	35,981
Depreciation	5,153	175	11,230	484
Other general and administrative expenses	22,075	—	42,821	28,055
Bad debt expense	—	1,780	—	1,780
Total expenses	63,235	39,086	119,577	227,307

Loss from operations	(120,342)	(10,762)	(62,611)	(80,220)

OTHER INCOME (EXPENSE)
Gain on derivative liabilities	—	6,162	—	—
Interest expense	(47,717)	(6,331)	(104,572)	(46,021)

Loss before income taxes	(168,059)	(10,932)	(167,183)	(126,241)

Provision for income taxes	—	—	—	—

Net Loss	$(168,059)	$(10,932)	$(167,183)	$(126,241)

Basic and fully diluted net loss per common share:	*	*	*	*

Weighted average common shares outstanding	43,620,100	77,565,612	29,885,145	77,565,612

* Less than .01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

(5)

JUNKIEDOG.COM, INC. (F/K/A UNIQUE UNDERWRITERS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED March 31, 2015 AND 2014
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,183)	$(126,241)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for services rendered	—	10,800
Amortization of debt discount	77,787	35,265
Depreciation	11,230	484
Amortization of debt discount	—	2,500
Imputed interest	—	—
Changes in operating assets and liabilities
Accounts receivable	(2,078)	1,780
Rent Deposit	—	4,578
Inventory	(126,304)	—
Accounts payable	30,146	(14,053)
Accrued expense	—	5,110
Accrued interest	19,413	2,730
NET CASH USED IN OPERATING ACTIVITIES	(156,989)	(77,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and computers	(7,490)	(1,315)
Cash acquired	37,065	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	29,575	(1,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties	662	—
Repayment of loans from related parties	—	(17,500)
Advances from third party	—	41,331
Repayment of advance from third party	—	(18,795)
Proceeds from revenue share agreements	215,000	63,000
Repayment of amounts for revenue sharing	(55,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	160,662	68,036

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,251	(10,327)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	—	10,586

END OF THE PEROID	$33,251	$262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$104,572	$—
Income Taxes Paid	$—	$—

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Stock issued for repayment of loan and accrued interest	$10,400	$—
Acquistion of First Choice Apparel:
Issuance of common stock	$3,000,000	$—
Assumed debt	117,229	—
Derivatives	189,200	—
Goodwill	(3,197,832)	—
Inventory	(33,959)	—
Property and equipment	(37,573)	—
Cash Acquired	$37,065	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

(6)

Junkiedog.com, Inc. (F/K/A Unique Underwriters, Inc.)

Notes to Condensed Consolidated Financial Statements

As of March 31, 2015

NOTE 1 BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Junkiedog.com, Inc. F/K/A Unique Underwriters, Inc. (the “Company”) was incorporated in the State of Texas in 2009 in the name of Unique Underwriters, Inc.

On June 9, 2014, the Board of Directors and consenting shareholders holding a majority of issued and outstanding Common Stock approved a change in domicile of the Company from Texas to Nevada.  The change of domicile, or reincorporation, was effected by means of a merger between the Company and a newly formed wholly-owned Nevada subsidiary of the Company in name of JunkieDog.com Inc., in which the subsidiary was the surviving entity.  This change of domicile will become effective upon the filing of articles of merger with the Secretary of State of the states of Texas and Nevada in accordance with applicable state laws.

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

Interim financial statements

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on January 7, 2015. Interim results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of future results for the full year.

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

(8)

Shipping and Handling

Shipping and handling costs are treated as a cost of sales and are reflected on the statement of operations as a reduction of gross profit. For the three and nine months periods ended March 31, 2015, we recorded $-0- and $53,266 in shipping and handling expenses, included in our total cost of sales of $281,154 and $525,451, respectively.

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

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. For the three and nine months periods ended March 31, 2015, 378,400 shares of common stock underlying convertible debt are not included in the calculations of diluted loss per share, as the impact of the potential common shares would be antidilutive.

(9)

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

The Company’s derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended March 31, 2015.

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

At March 31, 2015, the Company had federal and state net operating loss carry forwards of approximately 11,935,091 that expire in various years through the year 2034.

NOTE 3 FIXED ASSETS

Fixed assets were comprised of the following as of March 31, 2015:

March 31, 2015
Cost:
Furniture	$4,011
Equipment	29,942
Computers	27,438
Leasehold Improvement	1,322
Total	62,713
Less: Accumulated depreciation	(28,880)
Loss on disposal of fixed assets	—
Property and equipment, net	$33,833

Depreciation expense was $11,230 and $484 for the nine months ended March 31, 2015 and 2014, respectively.

(11)

NOTE 4 NOTES PAYABLE

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

On November 14, 2014, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $20,000 for sixty days. The loan agreement was evidenced by a promissory notes between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $4,000, which will be recorded as interest on the financial statements, as the amounts above $20,000 are paid. There will be no additional interest on the loan. The Company repaid this loan on January 15, 2015, reducing the notes payable by $20,000 and incurring $4,000 in interest expense.

On February 2, 2015, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $25,000 for sixty days. The loan agreement was a promissory notes between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $5,000, which will be recorded as interest on the financial statements, as the amounts above $25,000 are paid. There will be no additional interest on the loan.

On February 4, 2015, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $25,000 for sixty days. The loan agreement was evidenced by a promissory notes between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $5,000, which will be recorded as interest on the financial statements, as the amounts above $25,000 are paid. There will be no additional interest on the loan.

On February 25, 2015, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $75,000 for sixty days. The loan agreement was not evidenced by any promissory notes, but rather verbal agreements between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $15,000, which will be recorded as interest on the financial statements, as the amounts above $75,000 are paid. There will be no additional interest on the loan.

On March 10, 2015, the Company entered into a profit sharing agreement for certain inventory being acquired. The unrelated party, loaned the Company $15,000 for sixty days. The loan agreement was not evidenced by any promissory notes, but rather verbal agreements between the unrelated party and the Company The loan will be repaid from the sale of the inventory acquired with these funds and the Company agreed to pay a profit share of the sale of this inventory up to $3,000, which will be recorded as interest on the financial statements, as the amounts above $15,000 are paid. There will be no additional interest on the loan.

(12)

NOTE 5 LOANS PAYABLE-RELATED PARTIES

Loans payable to related parties were $41,862 and $6,200 as of March 31, 2015 and June 30, 2014, respectively. The funds borrowed from the Company’s former officer and stockholder were to fund the Company’s daily operations. The loan agreements were not evidenced by any promissory notes, but rather verbal agreements between the related parties and the Company. These advances are non-interest bearing and due on demand.

NOTE 6 OBLIGATIONS FOR FACTORED RECEIVABLES

During the year ended June 30, 2014, the Company received proceeds of $45,073 pursuant to third party merchant agreements providing for the sale of future cash receipts at a discount of 15%. The Company repaid $34,755 and defaulted on remaining payments. The Company incurred factoring and interest charges totaling $28,887. These amounts are in default and total $39,205 as of March 31, 2015.

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

At September 30, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to March 31, 2015, the balance of derivative liability was decreased by $50 to $36,460.

The fair value of the embedded derivative liability was calculated at March 31, 2015 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$36,460	0	$2.9	200%	0.13%

The carrying value of the Notes was $47,500 as of March 31, 2015, net of unamortized discount of $0. The Company recorded amortization of the debt discount in the amount of $6,125 during the nine month period ended March 31, 2014. The accrued interest related to this note for the period ended March 31, 2015 is $3,732.

(13)

NOTE 7 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES - CON’T

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

At March 31, 2015, the Company revalued the embedded derivative liability. For the period from the grant date to March 31, 2015, the balance of derivative liability was decreased by $16 to $16,857.

The fair value of the embedded derivative liability was calculated at the period ended March 31, 2015 utilizing the following assumptions:

Fair Value	Term (Years)	Assumed Conversion Price	Volatility Percentage	Risk-free Rate
$16,857	0.14	$2.9	200%	0.1%

The carrying value of the Note was $18,730 as of March 31, 2015, net of unamortized discount of $0. The Company recorded amortization of the debt discount in the amount of $0 during the period ended December 31, 2014. The accrued interest related to this note for the period ended December 31, 2014 was $0.

In December 2014, all of the Company’s convertible debt was assigned to two stockholders.

(14)

NOTE 7 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES - CON’T

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

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount was authorized from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $172,000 based on the initial fair value of the derivative liability of $189,200. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

Grant Date	Fair Value	Term (Years)	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-free Rate
Various	$189,200	Various-up to 1 Yr	$0.50	$1	NA	NA

At December 31, 2014, the Company valued the embedded derivative liability. For the period from the grant dates to December 31, 2014, the balance of derivative liability was decreased by $0 to $189,200.

The carrying value of the Notes was $147,328 as of March 31, 2015, net of unamortized discount of $24,672. The Company recorded amortization of the debt discount in the amount of $77,787 during the period ended March 31, 2015. The accrued interest related to the notes for the period ended March 31, 2015 was $4,854.

(15)

NOTE 8 CAPITAL STOCK

The Company is currently authorized to issue 1,000,000,000 Class A preferred shares with $.001 par value per share with 10:1 conversion and voting rights. As of March 31, 2015, there was no Class A preferred shares issued and outstanding.

The Company is currently authorized to issue 50,000000 Class B preferred shares with $.001 par value per share with 1:1 conversion and voting rights. As of March 31, 2015, there was no Class B preferred shares issued and outstanding.

The Company is currently authorized to issue 100,000,000 common shares with $.001 par value per share.

During the nine months ended March 31, 2015, the Company issued 40,000,000 shares of common stock as consideration for the acquisition of First Choice Apparel. See Note 1.

On January 26, 2015, the Company received a notice of conversion from two unrelated parties to retire a convertible note originally issued November 19, 2013. The Company issued 2,000,000 shares each to the parties and retired $9,000 in  principal on convertible notes and convertible interest of $1,400.

NOTE 9 LEASE AND EMPLOYMENT COMMITMENTS AND RELATED PARTY TRANSACTION

The Company assumed and renewed its office lease with an unrelated party. The lease was for five years and expires on April 30, 2018.

Effective as of March 14, 2014, the control of registrant has been changed. The office location has been changed, and the Company abandoned the lease. The Company has accrued the remaining minimum payment under the lease, totaling $222,020, as of March 31, 2015 The Company recognized $-0- rent expense for the period ended March 31, 2015.

NOTE 10 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception and has a working capital deficit of $875,006, as of March 31, 2015. In addition, the Company has only recently began to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 11 SUBSEQUENT EVENTS

During April and May of 2015, the Company made payments of $76,500 in payments on its revenue share agreements.

(16)

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

On September 19, 2014, JunkieDog.com, Inc. entered into a Plan of Exchange with First Choice Apparel LLC, an online wholesale website for clothing and other quality items. Under the agreement JunkieDog.com, Inc. agreed to acquire certain assets and liabilities of First Choice Apparel LLC for 40,000,000 restricted shares of common stock, valued at $3,000,000 on the date of the transaction. Subsequent to entering into this agreement, both parties agreed to amend the agreement from a Plan of Exchange to an Asset Acquisition Agreement and to account for the transaction, based on those terms. As reflected in our financial statements, JunkieDog.com, Inc. will report all revenue and expenses, as well as the agreed upon assets and liabilities, from the original date of the agreement dated September 19, 2014.

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

During the last quarter, current management continued its efforts to implement a new business model, through the acquisition of First Choice Apparel LLC. Although future cash flow is always difficult to predict, by expanding the inventory of items being sold and increasing our marketing, lead generation and production efforts, management continues to believe that net profits should improve during the coming year due to the following factors:

(1) We have completed the acquisition of First Choice Apparel LLC and expect significant revenue growth as a result;

(2) Our wholly owned subsidiary, First Choice Apparel LLC has developed a successful marketing and sales strategy through its own website and those of other sites; such as Amazon and Ebay;

3) We have established financial partners to assist in acquiring more inventory, which may improve our margins and opportunities for additional product categories.

(17)

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

 Revenues

We had revenue of $224,047 and $582,417 for the three and nine months ended March 31, 2015 respectively. Comparatively, we had revenue of $29,676, and $304,333 for the three and nine months ended March 31, 2014.  The increase was due in large part to the change in the business model and results from our acquisition of First Choice Apparel LLC, which included sales from September 19, 2014 (the date of acquisition) through March 31, 2015. Insurance sales were only accounted for $6,992 for nine months ended December 2, 2014, when we ceased to offer insurance products.

Cost of Sales

The cost of sales was $281,154, or 125% of revenues, for the three months ended and $525,451 or 90% for the nine months ended March 31, 2015.  Comparatively, the cost of sales was $1,353, or 5% of revenues, for the three months ended and $157,246 or 52% for the nine months ended March 31, 2014.

We recognized cost of sales in the same manner in conjunction with revenue recognition, when the costs were incurred. Contract labor expenses were not directly related to the generation of sales, rather were involved in the selling, general and administrative expenses of the business.

Expenses

We had operating expenses of $63,235 and $119,577 during the three and nine months ended March 31, 2015, compared to operating expenses of $39,086 and $227,307 during the three and nine months ended March 31, 2014. The decrease by was due primarily to the decrease in consulting fees, contract labor and payroll expense.

Expenses included in other administrative expenses in the accompanying statement of operations are miscellaneous and sundry expenses pertaining to office expenses and office supplies that are immaterial to be presented separately on the face of the statement of operations.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $156,989 and $77,048 during the nine months ended March 31, 2015 and 2014, respectively. Cash used in operations during the nine months ended March 31, 2015 was due primarily to the net loss of $167,183 and increases in accrued interest in the amount of $19,413, accounts payable of $30,146 and amortization of debt discount of $77,787. Net cash used in operating activities for the nine months ended March 31, 2014 was due primarily to the net loss of $126,241 and the decrease in accounts payable in the amount of $14,053.

Investing Activities

Net cash provided by investing activities was $29,575 for the nine months ended March 31, 2015. Comparatively, net cash used in investing activities was $1,315 for the nine months ended March 31, 2014

Financing Activities

Net cash provided by financing activities was $160,662 for the nine months ended March 31, 2015. Comparatively, net cash provided by financing activities was $68,036 for the nine months ended March 31, 2014.

(18)

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

Our wholly owned subsidiary, First Choice Apparel LLC recognizes revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Shipping and Handling

Shipping and handling costs are treated as a cost of sales and are reflected on the statement of operations as a reduction of gross profit. For the nine month period ended March 31, 2015, we recorded $53,266 in shipping and handling expenses, included in our total cost of sales of $525,451.

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

(19)

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

We had cash of $33,251 on hand as of March 31, 2015. The accumulated deficit as of March 31, 2015 was $11,935,091.

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

(20)

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

(21)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

(22)

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

JunkieDog.com, Inc. (F/K/A Unique Underwriters, Inc.)
Dated: June 25, 2015	By: /s/ Roberto Luciano
Roberto Luciano, President and Chief Operating Officer