Form 10-Q/A
period 2015-03-31
JunkieDog.com, Inc.
filed 2015-08-18
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q /A Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act Yes [ ]   No [X] .

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2015 (the “Original 10-Q”) of JUNKIE DOG, INC. solely to correct certain cover page questions. No other changes are being made.

This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

JunkieDog.com, Inc. (F/K/A Unique Underwriters, Inc.)
Dated: August 18, 2015	By: /s/ Roberto Luciano
Roberto Luciano, President and Chief Operating Officer