Form 10-K
period 2017-12-31
GRAND HAVANA INC.
filed 2019-08-05
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-172850

Grand Havana Inc. (Exact name of registrant as specified in its charter)
JunkieDog.com, Inc. (Former Name of Registrant)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5149 (Primary Standard Industrial Classification Number)	27-0631947 (IRS Employer Identification Number)

 761 NW 23rd Street

Miami, FL 33127

(800) 608-5441

 (Address and telephone number of principal executive offices)

Securities Registered Under Section 12(b) of the Exchange Act:   None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

Yes [   ]   No [X]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ]   No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ]  No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,731,858.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as July 18, 2019
Common Stock: $0.001 par value	82,309,830

DOCUMENTS INCORPORATED BY REFERENCE

None

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

In this report, “Grand Havana Inc.”, “JunkieDog.com,” “the Company,” “the Registrant,” “we,” “us,” and “our,” refer to Grand Havana Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending June 30, 2015. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

PART I

Item 1.  Business.

Overview

Grand Havana Inc., was originally incorporated in the State of Texas in 2009 as Unique Underwriters Inc.. Effective as of March 14, 2014, Samuel Wolfe and Robert Luciano entered into a Share Purchase Agreement whereby, Mr. Wolfe sold to Mr. Luciano 305,000 shares (after reverse stock split discussed below) of the Company’s common stock in consideration for payment of $5,000. Mr. Wolfe retained ownership of 20,000 shares (after reverse stock split) of the Company’s common stock. As of the same date, Ralph Simpson and Bennie Manion entered into a Share Purchase Agreement, whereby Mr. Simpson sold to Mr. Manion 305,000 shares (after reverse stock split) of the Company’s common stock in consideration for payment of $5,000. Mr. Simpson retained ownership of 20,000 shares (after reverse stock split) of the Company’s common stock. Both Mr. Luciano and Mr. Manion each held approximately 39.3% of the Company’s outstanding shares as of March 14, 2014 as a result of the foregoing.

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

On or around June 9, 2014, the Board of Directors agreed to and did incorporate a wholly owned subsidiary in Nevada under the name Junkiedog.com with the intent of merging with the subsidiary in order to change the Company’s domicile and name and effectuate a reverse split of its common stock at a ratio of 1:100. The Board of Directors and shareholders of the Company approved the merger with JunkieDog.com on or about June 9, 2014.

On September 19, 2014, JunkieDog.com, Inc. entered into a Plan of Exchange with First Choice Apparel, an online wholesale website for clothing and other quality items. Under the agreement JunkieDog.com, Inc. agreed to acquire certain assets and liabilities of First Choice Apparel for 40,000,000 restricted shares of common stock. Subsequent to entering into this agreement, both parties agreed to amend the agreement from a Plan of Exchange to an Asset Acquisition Agreement and to account for the transaction, based on those terms.

On February 5, 2017, an Agreement For The Exchange of Stock (the “Exchange”) was entered into between the Company and the Grand Havana Master LLC (“GHM”), a Florida limited liability company, and the members of GHM, pursuant to which 50,000,000 shares of the Company’s common stock were issued to the members of GHM in exchange for 100% of the membership interests of GHM. Upon completion of the Exchange, Grand Havana Master LLC became the Company’s wholly-owned subsidiary and the members of GHM own a controlling interest in the Company. Simultaneously upon the Closing of the Exchange, Mr. Roberto Luciano, the Company’s Chief Executive Officer, returned his 40,000,00 shares of the Company’s common stock for cancellation in exchange for certain assets of the business.

Plan of Operation

About Our Company

Initially, the Company acted as a national Independent Marketing Organization that focused exclusively on the sale of mortgage protection insurance policies, final expense insurance policies and life insurance policies. The Company provided sales and marketing assistance for its agents by utilizing direct-mail lead programs, insurance sales training and agency-building opportunities.

With the acquisition of First Choice Apparel Company LLC, a North Carolina limited liability company (“First Choice”), the Company acted as an online e-commerce company that specialized in importing, product sourcing, and global distribution of various products ranging from consumer electronics to department store merchandise.

Grand Havana

With the acquisition of Grand Havana, the Company exited the business of First Choice Apparel and changed its focus to the distribution of specialty coffee and tea, based around the theme of providing the perfect cup of Cuban Coffee.

Market Opportunity

Grand Havana currently sells and distributes a variety of coffees and teas, specializing in espresso beans to make “Cuban Coffee” or a “Cortadito.” A Cortadito is identical to Italian pulls, except for the addition of sugar directly to the metal pourer. The heat from the coffee-making process will hydrolyze some of the sucrose, thereby creating a sweeter and slightly more viscous result than a normal pull or adding sugar at the table. Besides selling directly to end-users through our own website, Grand Havana coffee is distributed to 65 restaurants and coffee shops throughout Florida.

Specialty coffee has been a growing market. Coupled with the growth of the Hispanic population in the United States, the Company seeks to offer an espresso that has a unique appeal and can differentiate itself from the well-known Italian espresso served by national chains such as Starbucks.

Competition

Grand Havana offers specialty products that are rooted with Latin flare such as Cuban Style roast, Latin Espressos such as Cafecito, Cortadito and Cafe con Leche. Our baked goods have a Caribbean influence such as the popular Empanada and Rum Cake.

Grand Havana competes with mainstream coffee roasters and cafes such as Starbucks, as well as pod makers such as Nesspresso, and specialty roasters such as Café Bustelo. These companies are larger, more established, better capitalized and have greater brand recognition than Grand Havana.

However, Grand Havana is not directly targeting the same markets or otherwise differentiates itself from these competitors.

Starbucks is now considered a main stream purveyor of coffee and specialty coffee drinks.

Nespresso is a capsule style coffee company that sells very popular varieties of Italian roasted espresso. However, Grand Havana caters to a different demographic.

Cafe Bustelo is a Cuban style roaster that mainly distributes its product throughout independent supermarkets and bodegas. The brand targets the Latin community and does market to mainstream America.

Employees

We currently have 7 employees

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

We lease approximately 2,000 square feet of office and warehouse space located at 761 NW 23rd Street

Miami, FL 33127. We have a 2- year lease at a cost of $3,095 per month.

Item 3. Legal Proceedings

Luis Ravelo and Lucia Ravelo v. Grand Havana Inc. and Grand Havana Master LLC, Case No. 2018-035017-CA-01 11th Judicial Circuit in and for Miami-Dade County, Florida. In May 2017 the Company acquired a 70% interest in Cafesa.co, a Florida corporation and a distributor of coffee to gas stations and convenience stores. In conjunction with the acquisition, Luis Ravelo became an employee and director of the Company. In June 2018, it became apparent that Mr. Ravelo had been misusing Company assets and had been diverting customers to a new venture he had created. On July 10, 2018, Mr. Ravelo resigned as a director of the Company. On October 31, 2018, Luis and Lucia Ravelo sued the Company and its wholly owned subsidiary, Grand Havana Master LLC, alleging breach of the Stock Purchase Agreement for the acquisition of Cafesa.co and Mr. Ravelo’s employment agreement with the Company. The Company filed a counterclaim alleging breach of the employment agreement, breach of the stock purchase agreement, fraud in the inducement and breach of fiduciary duty. The litigation is currently in the discovery stage. No determination can be made at this time with regard to the outcome of the litigation. The Company intends to continue to vigorously defend the action and to vigorously prosecute its counterclaims.

Item 4. Mine Safety Disclosures

N/A

(1)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. under the symbol “GHAV”. OTC Markets Group, Inc. is not an issuer listing service, market or exchange.

Date	High	Low
January 1, 2016 – March 31, 2016	$.0046	$.0015
April 1, 2016 – June 30, 2016	$.0025	$.0015
July 1 – September 30, 2016	$.0036	$.0015
October 1 – December 31, 2016	$.004	$.0002

Date	High	Low
January 1, 2017 – March 31, 2017	$.05	$.0002
April 1, 2017 – June 30, 2017	$.0254	$.01
July 1 – September 30, 2017	$.0375	$.0085
October 1 – December 31, 2017	$.10	$.0085

As of the date of this report we have 127 registered shareholders and a total of 69,002,799 common shares issued and outstanding

Holders

As of the date hereof 69,002,799 shares of common stock were issued and outstanding.  Each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect. Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Additionally, the Company has a class of Series A Preferred shares that were designated on April 18, 2017. Each Series A share has voting rights equal to 2% of the issued and outstanding shares at the time of such vote. There are 100 Series A shares issued and outstanding. Voting as a group, the Series A holders can out vote the holders of the common stock.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2016.

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

(2)

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

General

On February 7, 2017 the Company entered into an agreement with the members of Grand Havana Master LLC, a Florida limited liability company, whereby the Company acquired Grand Havana Master in exchange for shares of the Company, Grand Havana Master became a wholly-owned subsidiary of the Company, we sold the business of First Choice Apparel and the website junkiedog.com to Roberto Luciano and adopted the business plan of Grand Havana Master.

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

Revenues

We had revenue of $204,303 for the year ended December 31, 2017.  Comparatively, we had revenue of $210,508 for the year ended December 31, 2016. The difference is due to the Company’s change to the food servicing business following the acquisition of Cafesa,Co.

Cost of Sales

Costs of sales was $107,196 for the year ended December 31, 2017 or 52.5% of revenues. The cost of sales was $50,512, or 24.0% of revenues for the current year ended December 31, 2016. Cost of sales includes the costs directly attributable to revenue recognition, such as equipment costs, purchased costs, and payments to vendors.

Operating Expenses

We had operating expenses of $4,228,850 for the year ended December 31, 2017 compared to operating expenses of $276,796 during the year ended December 31, 2016. The increase is mainly due to the change in business from selling retail products to selling to wholesale accounts, the impairment of goodwill of $553,980, and the issuance of 100 shares of Series A preferred stock to employees valued at $2,811,782.

Other Expenses

We had other expenses of $4,534,539 for the year ended December 31, 2017 compared to other expenses of $0 during the year ended December 31, 2016. The increase is mainly due to a change in derivative liabilities of $4,224,631.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $467,938 during the current year ended December 31, 2017. Negative cash flow from operation during the current year end December 31, 2017 was due to the net loss of $8,666,282, offset by the common stock issued for compensation of $71,250, Series A preferred stock issued for $2,811,782, loss on derivative liabilities by $4,224,631, depreciation expense of $16,402, the increase in accounts payable and accrued expenses in amount of $83,286, the increase in payroll and related liabilities of $142,945, and the increase in accrued interest of $37,800.

Investing Activities

Net cash used in investing activities was $5,594 for the fiscal year ended December 31, 2017, due primarily to purchase of property and equipment of $8,465, cash acquired in Cafesa acquisition of $2,393 and cash acquired in reverse merger of $478.

Financing Activities

Net cash provided by financing activities was $608,421 for the current fiscal year ended December 31, 2017 primarily due to proceeds from convertible notes of $583,750, proceeds from related party loans payable of $41,526 and repayments towards related party loans payable of $121,775.

(3)

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

Sales are recorded at the time title of goods sold passes to customers, which based on shipping terms, which generally occurs when the product is shipped to the customer and collectability is reasonably assured. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant price adjustments after a sale is complete.

The Company’s revenue is primarily derived from the sale of coffee, tea and accessories. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed and both title and risk of loss have transferred to the customer, and collection is reasonably assured.

Cost of Sales - The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred.

Plan of Operation and Funding

The Company’s current cash on hand is not sufficient to meet our working capital requirements for the next twelve month period. We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) increased production; (ii) advertisement expenses; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and potentially debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or debt securities could potentially result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

Off-Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company has suffered recurring losses and negative cash flows from operations since inception and has a negative working capital. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) expand sales of Grand Havana products. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

(4)

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by MaloneBailey, LLP for the audited financial statements for year ended December 31, 2017 are included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 25, 2018, the Board of Directors voted to dismiss D. Brooks and Associates CPA’s, P.A. (“Brooks”) as principal independent auditor for the Company. Simultaneously, the Company engaged MaloneBailey LLP (“MaloneBailey) as its independent registered public accounting firm. The engagement of MaloneBailey was approved by Company’s Board of Directors.

During Company’s two most recent fiscal years and the subsequent interim period preceding to the dismissal of Brooks, the Company had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Brooks would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Brook’s had not provided a report on the Company during the last two fiscal years. Brooks had provided a report on the Company’s financial statements for the fiscal year ended June 30, 2014. That report of Brooks on the Company’s financial statements contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as that the report indicated conditions which raised substantial doubt about the Company’s ability to continue as a going concern.

During Company’s two most recent fiscal years and the subsequent interim period prior to retaining MaloneBailey (1) neither Company nor anyone on Company’s behalf consulted MaloneBailey regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) MaloneBailey did not provide Company with a written report or oral advice that they concluded was an important factor considered by Company in reaching a decision as to accounting, auditing or financial reporting issue.

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

As of December 31, 2017, the year-end period covered by this report, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2017. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

The Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control, , along with a lack of a formal review process that includes multiple levels of review. Additionally, certain IT controls have not been developed nor adhered to. Because of the size of the Company and the Company’s administrative staff, as well as other reasons noted above, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information, have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors. Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness. Additionally, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Company intends to review the above design and operational weaknesses going forward.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended December 31, 2017 covered by this report were not previously reported on Form 8-K..

(5)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On February 7, 2017, upon the acquisition of Grand Havana Master by the Company, Roberto Luciano, the sole officer and director of the Company resigned and was replaced by our current officers and directors. The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Title
Robert Rico	45	Chief Executive Officer, Principal Financial Officer and Director
Tanya Bredemeier	48	President and Director, Chairwoman
Steven Polisar	73	Director
Luis Bustelo	77	Chief Operating Officer
Steven Haas	61	Director

None of our directors or officers is a director in any other U.S. reporting companies. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to us or has a material interest adverse to us.

Director and Executive Biographies

Robert Rico, Chief Executive Officer.

Robert Rico was a consultant to Grand Havana prior to the Company’s acquisition. Mr. Rico was CEO of Pleasant Kids, a specialized beverage company, with oversight of the company’s business development. Prior to GH, Robert was managing director, Alchemist Funds, There was a team leader for Financial Services, composed of numerous professionals covering investment banks, commercial banks, consumer finance. For seven years prior, he was managing director of RR Investments Group. where he advised companies in corporate finance and M&A transactions. Mr. Rico has managed over 40 transactions, including Expert Group (Correspondent Lending  Company).

Tanya Bredemeier, President and Director, Chairwoman

Tanya Bredemeier is a founder and Chief Operating Officer of Grand Havana’s retail hotel kiosks and wholesale division in Miami Beach, Florida. She opened Grand Havana with her partners in 2015, bringing more than 20 years of retail business ownership and management expertise.

Prior to joining Grand Havana, Tanya Bredemeier built, owned and operated her own luxury retail apparel store for 10 years. Her experience previously was in the luxury fine jewelry business with retail store management and sales for 8 years. Her excellent entrepreneurial skills allow her to focus on leadership , branding, innovation, detail awareness and exceptional customer service .

Steve Polisar, Director

Steve Polisar is currently a practicing attorney, specializing in hospitality issues. He attended Michigan State University on a full baseball scholarship and was the Batting Champion of his senior year. After Graduation, he was accepted into the University of the Pacific School of Law in Sacramento, California. US Supreme Court Justice Anthony Kennedy was his Constitutional Law Professor. Mr. Polisar was admitted to the Florida Bar in 1975.

Subsequently, Mr . Polisar opened and built the first sidewalk café on Ocean Drive, South Beach in 1988 and was co-chairing the Ocean Drive Association. Thereafter in 2002, based on extensive experience,he was asked by the Mayor and City Commission of the City of Miami Beach to chair the Nite Life Task Force which negotiated various issues regarding the hospitality industry between public officials and private sector.

Luis Bustelo, Chief Operating Officer

Louis Bustello is the former president of Bustelo Coffee and has 50 years learning the US coffee business. He was one of the builders of the Cuban espresso market in Florida.

Mr. Bustello built his career at the now 80-year-old Spanish immigrant founded company that bears his family's name. The company was later bought by transnational corporations and became the US Latino coffee market leader for years, while Luis served as president and became an expert in the corporate-style American coffee business.

Steven Haas, Director

Mr. Haas is a past Chair of the Miami Beach Visitor and Convention Authority and has co-owned and operated numerous restaurants in the greater Miami area including Soyka Restaurant/News Café Corp and City Hall Restaurant. He has also worked for China Grill Management, a world renowned operator of high end restaurants. Mr. Haas is a graduate of Florida International University.

(6)

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers or directors have been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which they was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the year ended December 31, 2017.

(7)

Item 11. Executive Compensation

General

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and chief operating officer (“Named Executive Officers”) from the years ended December 31, 2017 and 2016, respectively.

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roberto Luciano, CEO (1)	2017	0	0	0	0	0	0	0	0
	2016	107,647	0	0	0	0	0	0	107,647
Robert Rico, CEO (2)	2017	73,387	0	0	0	0	0	0	73,387
	2016	10,417	0	0	0	0	0	0	10,417
Tanya Bredemeier, President (3)	2017	75,000	0	0	0	0	0	0	75,000
	2016	6,250	0	7,589	0	0	0	0	13,839
Steve Polisar, CLO	2017	36,000	0	0	0	0	0	0	36,000
	2016	3,000	0	0	0	0	0	0	3,000
Jorge Moreno, CMO	2017	40,000	0	0	0	0	0	0	40,000
	2016	3,333	0	0	0	0	0	0	3,333

(1) Robert Luciano resigned as an officer and director of the Company on February 7, 2017.

(2) Robert Rico was appointed CEO and Director of the Company on February 5, 2017.

(3) Tanya Bredemeir was appointed President and Director of the Company on February 5, 2017.

(4)  Steve Polisar was appointed Chief Legal Officer and Director of the Company on February 5, 2017.

(5) Jorge Moreno was appointed Chief Marketing Officer and Director of the Company on February 5, 2017. Jorge Moreno's employment agreement was terminated on June 19, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of December 31, 2017, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Common Shares	Robert Rico (ii)	4,900,000	7.69%
Common Shares	Jorge Moreno (i)	5,000,000	7.85%
Common Shares	Steve Polisar (ii)	15,000,000	23.54%
Common Shares	Robert Taicher (i)	10,000,000	15.69%
Common Shares	Tanya Bredemeier (ii)	12,500,000	19.62%
Common Shares	Luis Bustelo	1,500,000	2.35%
Common Shares	Steve Haas	1,250,000	1.96%
	All directors and Officers as a group (iii)	50,150,000	78.70%

Series A Preferred Shares (5)	Tanya Bredemeier (ii)	25	25%
Series A Preferred Shares (5)	Robert Rico (ii)	10	10%
Series A Preferred Shares (5)	Jorge Moreno (i)	10	10%
Series A Preferred Shares (5)	Steve Polisar (ii)	30	30%
Series A Preferred Shares (5)	Robert Taicher (i)	20	20%
Series A Preferred Shares (5)	Luis Bustelo	3	3%
	All directors and Officers as a group (iii)	98	98%

(1)	The Company is authorized to issue 400,000,000 common shares 1,000,000 preferred shares
(2)	The address for each of the officers and directors listed is 761 NW 23rd Street, Miami, Florida 33127
(3)	All shares are directly held by each shareholder
(4)	Percentages are based upon 63,726,087 common shares outstanding and 100 Series A Preferred Shares Outstanding.
(5)	Series A Preferred Shares are convertible into a number of common shares equal to 1% of the issued and outstanding common shares at the time of conversion.

Changes in Control

 On February 5, 2017, an Agreement For The Exchange of Stock (the “Exchange”) was entered into between the Company and the Grand Havana Master LLC (“GHM”), a Florida limited liability company, and the members of GHM, pursuant to which 50,000,000 shares of the Company’s common stock will be issued to the members of GHM in exchange for 100% of the Capital Shares of GHM. Upon completion of the Exchange, Grand Havana Master LLC became the Company’s wholly-owned subsidiary and the members of GHM owned a ‘controlling interest’ in the Company representing 88% of the voting shares of the Company. Simultaneously upon the Closing of the Exchange, Mr. Roberto Luciano, the Company’s Chief Executive Officer, returned his 40,000,00 shares of the Company’s common stock for cancellation in exchange for certain assets of the business. In exchange for 1,000,000 common stock and certain assets of the business.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 1, 2016, the Company entered into employment agreements with certain key executives with initial terms of five years and call for compensation in cash and equity in the Company as follows:

Employee	Position	Cash Compensation	Equity Compensation
Tanya Bredemeier	Chairman and COO	$ 75,000*	25%
Robert Rico	Chief Executive Office	$ 125,000	10%
Steve Polisar	Chief Legal Officer	$ 36,000*	30%
Jorge Moreno	Chief Marketing Officer	$ 40,000*	10%

*= Second year compensation will increase by 20% after corporate financing milestones are met.

Additionally, an employment agreement was entered into on May 5, 2017, with Luis Ravelo, Vice President of Operations. The agreement has a one-year renewable term with an annual salary of $104,000. As of December 31, 2017 and 2016 related party payroll liabilities totaled $165,945 and $0, respectively.

Certain employees and shareholders were granted shares of Series A preferred stock in 2017. For the years ended December 31, 2017 and 2016 employees and shareholders received a total of 100 shares of Series A preferred stock valued at $2,811,782.

The Company has received loans from related parties for working capital purposes. These unsecured loans bear interest at a rate of 6% per annum and have no repayment terms. For the years ended December 31, 2017 and 2016 the Company was (repaid) loaned a net of $(80,249) and $57,452, respectively. As of December 31, 2017 and 2016 the outstanding balance of these loans is $102,018 and $77,267, respectively.

As part of the Cafesa acquisition on April 25, 2017, the Company is required to make cash and stock payments to a related party. For the year ended December 31, 2017, the Company made two cash payments totaling $105,000. As of December 31, 2017, the outstanding balance due to this related party is $315,000.

Item 14. Principal Accounting Fees and Services

The following table represents the aggregate fees billed for professional audit services rendered during the fiscal years ended June 30, 2016 and December 31, 2017 to the independent auditor, D. Brooks and Associates CPA’s PA (“Brooks”) and MaloneBailey LLP (“MaloneBailey”):

	Year Ended
	December 31, 2016	December 31, 2017
Audit Fees	$0	$80,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$0	$80,000

Audit Fees : The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-K and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees : The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees.

Tax Fees : During the last two fiscal years any other fees charged by the principal accountants for tax services other than those disclosed above.

All Other Fees : During the last two fiscal years any other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

(8)

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1) Financial statements for our Company are presented after the signature of this document
(b)	Exhibits

Exhibit No.		Description
(3)		Articles of Incorporation and By-laws
3.1		Articles of Incorporation (1)
3.1(a)		Designation of Series A Preferred Shares as Amended
3.2		Bylaws (1)
10.1		Plan of Exchange (filed on Form 8-K February 7, 2017)
(31)		Section 302 Certification
31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 .
31.2	*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002 .
(32)		Section 906 Certification
32.1	*	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 .

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Havana, Inc.
Dated: August 5, 2019	By: /s/ Robert Rico
Robert Rico Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

(9)

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ……………... F-2

BALANCE SHEETS………………………………………………………………………….......…. F-3

STATEMENTS OF OPERATIONS……………………………………………………….……….. F-4

F - 1

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Grand Havana, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Grand Havana, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

August 5, 2019

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants - Valuation Analysts - Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grand Havana, Inc. (formerly, Grand Havana Master, LLC)

We have audited the accompanying balance sheet of Grand Havana, Inc. (formerly, Grand Havana Master, LLC) as of December 31, 2016, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2016. Grand Havana, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Havana, Inc. (formerly, Grand Havana Master, LLC) as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations since. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, Florida

October 31, 2017

F - 2

Contents

Grand Havana, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$30,185	$314
Accounts receivable, net	2,097	1,593
Inventory, net	10,966	100
Prepaid expenses and other current assets	10,514	—
Total Current Assets	53,762	2,007

Property and equipment, net	51,217	34,248
Security deposits	1,200	—
Intangible assets, net	19,100	—
Certificate of deposit	5,300	5,300
TOTAL ASSETS	$130,579	$41,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$374,155	$13,982
Accrued interest	99,067	—
Convertible notes, net	522,635	—
Note payable	88,957	—
Loans payable - related parties	417,018	77,267
Line of credit	4,936	5,034
Derivative liabilities	4,960,740	—
Payroll liabilities - related parties	165,945	—
Payroll liabilities	52,926	31,811
Total Current Liabilities	6,686,379	128,094

TOTAL LIABILITIES	6,686,379	128,094

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Undesignated preferred stock, $0.001 par value, 19,999,900 shares authorized; no shares issued and outstanding, respectively	—	—
Preferred Series A stock, $0.001 par value, 100 shares authorized; 100 and zero shares issued and outstanding, respectively	1	—
Preferred Series B stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 61,125,687 and 50,000,000 shares issued and outstanding, respectively	61,126	50,000
Additional paid-in capital	1,991,817	(14,077)
Accumulated deficit	(8,776,179)	(122,462)
Total Grand Havana stockholders’ deficit	(6,723,235)	(86,539)

Non-controlling interest	167,435	—

TOTAL STOCKHOLDERS' DEFICIT	(6,555,800)	(86,539)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,579	$41,555

The accompanying notes are an integral part of these consolidated financial statements

F - 3

Contents

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

NET REVENUES:
Revenues, net	$204,303	$210,508
TOTAL NET REVENUES	204,303	210,508

COST OF GOODS SOLD:
Cost of goods sold	107,196	50,512
TOTAL COST OF GOODS SOLD	107,196	50,512

GROSS PROFIT	97,107	159,996

OPERATING EXPENSES:
General and administrative expenses	3,280,039	142,560
Depreciation and amortization	16,402	5,057
Impairment of goodwill	553,980	—
Payroll and related expenses	378,429	129,179
TOTAL OPERATING EXPENSES	4,228,850	276,796

LOSS FROM OPERATIONS	(4,131,743)	(116,800)

OTHER EXPENSE:
Interest expense, net	(309,908)	—
Change in derivative liabilities	(4,224,631)	—
TOTAL OTHER EXPENSE	(4,534,539)	—

NET LOSS BEFORE NON-CONTROLLING INTEREST	(8,666,282)	(116,800)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	12,565	—

NET LOSS	$(8,653,717)	$(116,800)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.15)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	59,473,564	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

F - 4

Contents

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s Equity

	Preferred Stock						Additional
	Series A		Series B		Common Stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances, December 31, 2015	—	$—	—	$—	50,000,000	$50,000	$(31,940)	$(5,662)	$—	$12,398

Cash contributions - related parties	—	—	—	—	—	—	10,274	—	—	10,274

Stock based compensation	—	—	—	—	—	—	7,589	—	—	7,589

Net loss	—	—	—	—	—	—	—	(116,800)	—	(116,800)

Balances, December 31, 2016	—	$—	—	$—	50,000,000	$50,000	$(14,077)	$(122,462)	$—	$(86,539)

Common shares issued for reverse merger and recapitalization	—	—	—	—	7,375,687	7,376	(873,387)			(866,011)

Investment in Cafesa	—	—	—	—	—	—	—	—	180,000	180,000

Issuance of Series A preferred stock for services rendered	100	1	—	—	—	—	2,811,781	—	—	2,811,782

Issuance of common stock for services rendered	—	—	—	—	3,750,000	3,750	67,500	—	—	71,250

Net loss	—	—	—	—	—	—	—	(8,653,717)	(12,565)	(8,666,282)

Balances, December 31, 2017	100	1	—	—	61,125,687	61,126	1,991,817	(8,776,179)	167,435	(6,555,800)

The accompanying notes are an integral part of these consolidated financial statements

F - 5

Contents

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,666,282)	$(116,800)
Adjustment to reconcile change in net loss to net cash used in operating activities:
Depreciation expense	16,402	5,057
Amortization of debt discount	271,591	—
Change in derivative liabilities	4,224,631	—
Stock-based compensation	—	7,589
Common stock issued for services rendered	71,250	—
Series A preferred stock issued for services rendered	2,811,782	—
Impairment of goodwill	553,980	—
Changes in operating assets and liabilities:
Accounts receivable	(504)	6,520
Inventory	(4,628)	1,000
Prepaid expenses and other current assets	(10,514)	—
Other assets	(1,200)	—
Accounts payable and accrued expenses	83,286	41,949
Accrued interest	37,800	—
Payroll and related liabilities - related parties	142,945	—
Payroll and related liabilities	1,523	—

NET CASH USED IN OPERATING ACTIVITIES	(467,938)	(54,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,465)	(14,639)
Purchase of certificate of deposit	—	(5,300)
Cash acquired from Cafesa acquisition	2,393	—
Cash acquired in reverse merger	478	—

NET CASH USED IN INVESTING ACTIVITIES	(5,594)	(19,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	583,750	—
Proceeds from loans payable - related parties	41,526	57,452
Repayments of loans payable - related parties	(121,775)	—
Net (repayments towards) advances from line of credit	(98)	5,034
Cash contributions - related parties	—	10,274

NET CASH PROVIDED BY FINANCING ACTIVITIES	503,403	72,760

Net increase (decrease) in cash	29,871	(1,864)

Cash, beginning of year	314	2,178

Cash, end of year	$30,185	$314

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$381
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Debt discounts on convertible notes payable	$583,750	$—
Reverse merger	$873,865	$—
Cafesa acquisition	$600,000	$—

The accompanying notes are an integral part of these consolidated financial statements

F - 6

Contents

GRAND HAVANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 1 - ORGANIZATION

Grand Havana Inc. F/K/A Junkiedog.com, Inc. (the “Company”) was incorporated in the State of Texas in 2009 as Unique Underwriters, Inc.

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

On September 19, 2014, a Plan of Exchange (the “Exchange”) was executed between and among the Company and First Choice Apparel LLC (“First Choice”), a limited liability company organized in the State of North Carolina on June 20, 2013, specializing in the online sales of clothing and other quality items via a wholesale website. Pursuant to the Exchange, the Company acquired 100% of the membership interests of First Choice in exchange for an issuance by the Company of 40,000,000 shares of Common Stock to First Choice Members, and/or their assigns. The above issuance gave First Choice Members and/or their assigns a 'controlling interest' in the Company representing approximately 98.1% of the then issued and outstanding shares of the Company’s Common Stock. The transaction resulted in a change in control of the Company. The Company and First Choice were reorganized, such that the Company acquired 100% of the membership interests of First Choice, and First Choice became a wholly-owned subsidiary of the Company.

As a result of the Exchange with First Choice Apparel, the Company’s business model was changed from insurance sales to e-commerce

In March 2016, the Company’s management decided to discontinue the operations of First Choice Apparel due to the significant adverse change in the business climate for internet based retail and wholesale virtual stores. Accordingly, both segments with respect to insurance sales and e-commerce were reported as discontinued operations.

On December 19, 2016, Grand Havana LLC, organized as a Limited Liability Company under the laws of the State of Florida having its articles of organization filed and effective on April 2, 2015, merged into Grand Havana Master LLC, (“GHM”) a Limited Liability Company organized and existing under the laws of the State of Florida having its Articles of Organization filed and effective on August 20, 2015.

On February 5, 2017, an Agreement for the Exchange of Stock (the “Exchange”) was entered into between the Company and GHM, and the members of GHM, pursuant to which 50,000,000 shares of the Company’s common stock were issued to the members of GHM in exchange for 100% of the membership interests of GHM. Upon completion of the Exchange, Grand Havana Master LLC became the Company’s wholly-owned subsidiary and the members of GHM own a controlling interest in the Company. Simultaneously upon the Closing of the Exchange, Mr. Roberto Luciano, the Company’s Chief Executive Officer, returned his 39,500,000 shares of the Company’s common stock for cancellation in exchange for certain assets of the business. As a result, the Company became GHM’s wholly owned subsidiary and assumed a total of $866,011 in net liabilities. This transaction is being accounted for as a reverse merger and GHM is deemed to be the acquirer. Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements prior to the Reverse Merger will be those of GHM.

On April 25, 2017, the Company entered into an agreement to purchase 70% of the issued and outstanding capital stock of Cafesa Co., a Florida corporation that is a coffee wholesaler. Cafesa became a majority owned subsidiary of Grand Havana Master LLC.

On June 3, 2019, the Company filed Articles of Organization as a Domestic Limited Liability Company with the Florida Secretary of State creating a new wholly-owned subsidiary, Grand Master Brands LLC (“GMB”). The business purpose of GMB is to provide marketing and sales services for the Company’s products to retail businesses.

Grand Havana, Inc. and its subsidiaries are hereinafter referred to as the “Company”.

F - 7

Contents

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company’s consolidated financial statements and related disclosures for the periods ended December 31, 2017 and 2016, have been prepared using the accounting principles generally accepted in the United States (“GAAP”).

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements reflect the consolidation of the individual financial statements of Grand Havana, Inc., Grand Havana Master LLC, Unique Underwriters, Inc, and Cafesa Co. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and the financial position of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. These estimates primarily relate to the sales recognition, allowance for doubtful accounts, inventory obsolescence and asset valuations. Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

GAAP requires certain disclosures regarding the fair value of financial instruments. The fair value of financial instruments is made as of a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal, or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the degree of subjectivity that is necessary to estimate the fair value of a financial instrument. GAAP establishes three levels of inputs that may be used to measure fair value:

Level 1 – Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 – Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 – Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following table summarizes our financial instruments measured at fair value as of December 31, 2017:

	Fair Value Measurements at December 31, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Convertible notes payable	$1,619,049	$—	$—	$1,619,049
Warrants	$3,309,861	$—	$—	$3,309,861

Fair Value Measurements at December 31, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Convertible notes payable	$—	$—	$—	$—
Warrants	$—	$—	$—	$—

	December 31
Description	2017	2016
Beginning balance	$—	$—
Proceeds, payments and conversions	736,109	—
Total change in fair value	4,224,631	—
Ending balance	$4,960,740	$—

The Company uses a multinomial lattice model that values the derivative liability within the convertible notes and warrants based on probability weighted discounted cash flow model. The following assumptions were used for the valuation of the derivative liability related to the convertible notes:

•	The underlying stock price $0.0085 to $.0615 was used as the fair value of the common stock;
•	The note face amounts are in the range $12,970 and $172,000 with the same terms as at issuance and effectively convert at discounts in the range of 43.70% to 78.23%.
•	Capital raising events would not occur in any quarter generating dilutive reset events at prices below the current variable rates for the Notes;
•	The holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;
•	The holder would automatically convert the note at maturity if the registration was effective and the company was not in default;
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20% – to–date many notes are in default and partially converted by the holder’s post assignment;
•	The projected volatility for each valuation period was based on the volatility of 12 comparable company’s in the same Food Processing industry range from 112% to 243%.

The following assumptions were used for the valuation of the derivative liability related to the warrants:

•	The holder would automatically exercise the warrants at a stock price above the exercise price at expiration;
•	Dilutive reset events (March 15, 2017 to $0.027 and April 7, 2017 to $0.012) projected to occur based on future projected capital needs and projected debt/liability settlements resulting in adjusted warrants to 3,341,691 as of December 31, 2017;
•	The projected annual volatility was based on the historical volatility of comparable companies of 123% to 175%;
•	Risk-free rates were based on the remaining term

F - 8

Contents

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had no cash equivalents as of December 31, 2017 and 2016. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At December 31, 2017 and 2016, the Company had $0 over the insurable limit.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2017 and 2016, the Company has established, based on a review of its outstanding balances, that no allowance is necessary.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, are primarily comprised of cash and cash equivalents, investments, accounts receivable and unbilled accounts receivable, if any. The Company places its cash in highly rated financial institutions. Management believes its credit policies reflect normal industry terms and business risk.

CONVERTIBLE INSTRUMENTS AND DERIVATIVES

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for FASB ASC 815, Derivatives and Hedging (“ASC 815”).

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

GOODWILL

Goodwill represents the excess of cost over net assets of acquired businesses that are consolidated. The Company performs its annual assessment of goodwill on December 31 of each fiscal year and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. An entity is permitted to first assess qualitatively whether it is necessary to perform a goodwill impairment test. The quantitative impairment test is required only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of a reporting unit based on an income approach utilizing a discounted cash flow adjusted for entity specific factors. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity should consider the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. See Note 7, "Acquisition and Related Goodwill" for further information and discussion.

The Company performed its annual assessment of goodwill on December 31, 2017 and determined that a full impairment to goodwill of $553,980 was necessary.

INTANGIBLE ASSETS

The Company records intangible assets at cost or based on the fair value of the assets acquired. Intangible assets consist of customer lists and trademarks. The Company amortizes intangible assets over their estimated useful lives or in proportion to expected yearly revenue generated from the intangibles that were acquired.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company assesses intangible assets for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill and intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the intangible assets assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will perform a two-step intangible assets impairment test to identify potential intangible assets impairment and measure the amount of intangible assets impairment to be recognized, if any.

In the first step of the review process, the Company compares the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If the estimated fair value of the reporting unit is less than its carrying amount, the Company proceeds to the second step of the review process to calculate the implied fair value of the reporting unit intangible assets in order to determine whether any impairment is required. The Company calculates the implied fair value of the reporting unit intangible assets by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's intangible assets exceeds the implied fair value of the intangible assets, the Company recognizes an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, the Company uses industry and market data, as well as knowledge of the industry and the Company’s past experiences.

The Company bases its calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, the Company uses internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. The Company bases these assumptions on its historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

The Company had no intangible assets impairment charges for the years ended December 31, 2017 and 2016.

INVENTORY

Inventory is stated at the lower of cost or net realizable value using the FIFO method. Inventory consists primarily of only finished goods, which represents the final product ready for sale. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment. The Company assesses whether an inventory reserve is necessary at the end of each fiscal period. For the years ended December 31, 2017 and 2016 no inventory reserve was deemed necessary.

INCOME TAXES

The Company, along with its consolidated subsidiaries, are deemed a corporation and thus is a taxable entity. Prior to the reverse merger on February 5, 2017 the Company filed a U.S. Return of Partnership Income, whereby the members of the Company were taxed on their share of the Company’s taxable income, and the Company was not subject to federal and state income taxes. No provision for income taxes was reflected in the accompanying consolidated financial statements, as the Company did not have income through December 31, 2017. There were no uncertain tax positions that would require recognition in the consolidated financial statements through December 31, 2017.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of December 31, 2017.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

The Company accounts for income taxes under ASC 740-10-30, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

F - 9

Contents

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives would not have a material impact on depreciation in any period. The estimated useful lives are:

Equipment	7 years

LONG LIVED ASSETS

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of ASC 360-35, Property, Plant and Equipment, Subsequent Measurement (“ASC 360-35”). ASC 360-35 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

RECOGNITION OF REVENUE

Sales are recorded at the time title of goods sold passes to customers, which based on shipping terms, which generally occurs when the product is shipped to the customer and collectability is reasonably assured. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant price adjustments after a sale is complete.

The Company’s revenue is primarily derived from the sale of coffee, tea and accessories. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed and both title and risk of loss have transferred to the customer, and collection is reasonably assured.

STOCK BASED COMPENSATION

The Company follows FASB ASC 718, Compensation – Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the unaudited condensed consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity–based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

For the years ended December 31, 2017 and 2016, the Company had stock based compensation totaling $2,883,032 and $0, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2014-09 on January 1, 2018. The adoption had no impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The amendment is effective from December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019 along with the “package of practical expedients”. At the time of adoption, the Company recognized ROU assets and liabilities in the amount of $32,616.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company has determined that this ASU will have an immaterial impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). The amendments in ASU 2017-11 provide guidance for freestanding equity-linked financial instruments, such as warrants and conversion options in convertible debt or preferred stock, and should no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company has determined that this ASU will have an immaterial impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company has determined that this ASU will have an immaterial impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 provide for increased effectiveness of the disclosures made around fair value measurements while including consideration for costs and benefits. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. The Company is currently evaluating the impact the adoption of ASU 2018-13 may have on its consolidated financial statements.

F - 10

Contents

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses during the years ended December 31, 2017 and 2016, respectively. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of December 31, 2017 and 2016, the Company had working capital deficits. Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of December 31, 2017 as it is anti-dilutive.

Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2017 and 2016 have been excluded from the per share computations:

	December 31,
	2017	2016
Convertible notes payable	$44,437,745	$—
Warrants	$4,088,874	$—
Series A preferred stock	$122,251,400	$—
Total diluted shares	$170,778,019	$—

NOTE 5 - INVENTORY

Inventory consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Finishing goods	$10,966	$100
Totals	$10,966	$100

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Equipment	$74,404	$32,248
Less: accumulated depreciation	$(23,187)	$(6,766)
Property and equipment, net	$51,217	$34,229

Depreciation expense for the years ended December 31, 2017 and 2016 was $16,402 and $5,057, respectively.

F - 11

Contents

NOTE 7 - ACQUISITION AND RELATED GOODWILL

Acquisition of Cafesa:

On April 25, 2017, the Company entered into an agreement to purchase 70% of the issued and outstanding capital stock of Cafesa Co., a Florida corporation that is a coffee wholesaler (the “Acquisition”). The Company will pay a total of $420,000 in cash and stock for the interest in Cafesa. There were two initial cash payments in May and August 2017, followed by eight quarterly payments of cash and stock.

The following table summarizes the consideration paid for Cafesa and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date:

April 25,
2017
Consideration:
Notes issued for 70% acquisition of Cafesa	$420,000
Non-controlling interest	180,000
Total Consideration	$600,000

Recognized amounts of identifiable assets acquired and liabilities assumed:
Tangible assets acquired:
Cash	$2,393
Inventory	6,238
Property and equipment	24,906
Total tangible assets acquired	$33,537

Assumed liabilities:
Accounts payable and accrued expenses	$6,617
Total assumed liabilities	$6,617

Net tangible assets/liabilities	$26,920

Intangible assets acquired:
Trademarks	$7,100
Customer lists	12,000
Total intangible assets acquired	$19,100

Goodwill recognized	$553,980

Goodwill:

At the time of the Acquisition, the Company allocated the purchase price to the assets acquired and liabilities assumed at their estimated fair values as of the date of Acquisition. The excess of the purchase price paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill. Goodwill represents the value associated with the acquired workforce and synergies related to the merger of the two companies.

The Company performed its annual assessment of goodwill on December 31, 2017 and determined that a full impairment to goodwill of $553,980 was necessary.

Unaudited Pro Forma Financial Information:

The unaudited pro forma consolidated statements of operations give effect to the acquisition as if it occurred at the beginning of 2016. These unaudited pro forma consolidated statements of operations are prepared by management for informational purposes and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations of the Company:

	Year Ended
	December 31, 2016
	(Actual)	CAFESA	(Proforma)
NET REVENUES:
Revenues, net	$210,508	$207,702	$418,210
TOTAL NET REVENUES	210,508	207,702	418,210

COST OF GOODS SOLD:
Cost of goods sold	50,512	118,545	169,057
TOTAL COST OF GOODS SOLD	50,512	118,545	169,057

GROSS PROFIT (LOSS)	159,996	89,157	249,153

OPERATING EXPENSES:
General and administrative expenses	142,560	40,440	183,000
Depreciation and amortization	5,057	—	—
Payroll and related expenses	129,179	43,406	367,062
TOTAL OPERATING EXPENSES	276,796	83,846	360,642

NET LOSS	$(116,800)	$5,311	$(111,489)

	Year Ended
	December 31, 2017
	(Actual)	CAFESA	(Proforma)
NET REVENUES:
Revenues, net	$47,418	$211,246	$258,664
TOTAL NET REVENUES	47,418	211,246	258,664

COST OF GOODS SOLD:
Cost of goods sold	32,146	102,204	134,350
TOTAL COST OF GOODS SOLD	32,146	102,204	134,350

GROSS PROFIT	15,272	109,042	124,314

OPERATING EXPENSES:
General and administrative expenses	3,257,064	30,444	3,287,508
Depreciation and amortization	6,114	11,040	17,154
Impairment of goodwill	553,980	—	553,980
Payroll and related expenses	287,283	104,709	391,992
TOTAL OPERATING EXPENSES	4,104,441	146,193	4,250,634

LOSS FROM OPERATIONS	(4,089,169)	(37,151)	(4,126,320)

OTHER EXPENSE:
Interest expense, net	(309,908)	—	(309,908)
Other (expense) income	(4,224,631)	—	(4,224,631)
TOTAL OTHER EXPENSE	(4,534,539)	—	(4,534,539)

NET LOSS	$(8,623,708)	$(37,151)	$(8,660,859)

F - 12

Contents

NOTE 8 - INTANGIBLE ASSETS

The expected useful life of intangible assets is 15 years. Intangible assets consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Trademarks	$7,100	$—
Customer lists	$12,000	$—
Subtotal	$19,100	$—
Intangible assets, net	$19,100	$—

Amortization expense for the years ended December 31, 2017 and 2016 was $0 and $0, respectively.

F - 13

Contents

NOTE 9 - CONVERTIBLE NOTES

On August 28, 2013 and November 19, 2013, the Company issued convertible promissory notes in the amounts of $47,500 and $18,000, respectively. These notes bear interest at a rate of 8% per annum, and the interest rate will increase to 22% if the convertible promissory note is in default. These notes contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 58% of the average of the lowest three trading prices during the last ten day trading period, including the date of conversion. On March 14, 2014, one of the notes for $47,500 was assigned for a premium of $18,624 which was added to convertible note principal. On March 14, 2014, one of the notes for $18,000 was assigned for a premium of $3,920 which was added to convertible note principal, and on July 7, 2015 $9,000 of principal for this note was converted into 2,000,000 shares of common stock at a price of $0.00225 per share. The combined principal amount of these notes at December 31, 2017 and 2016 is $79,044, and the related accrued interest is $18,601, respectively. These notes are currently in default.

On August 28, 2013 the Company issued a 10% convertible promissory note in the principal amount of $172,000. The note bears interest at a rate of 10% per annum, and the interest rate will increase to 18% if the convertible promissory note is in default. This note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 50% of the closing bid price on the day immediately prior to conversion. The principal amount of this note at December 31, 2017 and 2016 is $172,000, and the related accrued interest is $42,666, respectively. This note is currently in default.

On February 13, 2017 the Company entered into an unsecured convertible promissory note for $25,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $25,000, and the related accrued interest is $1,764, respectively. This note is currently in default.

On February 13, 2017 the Company entered into an unsecured convertible promissory note for $95,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $95,000, and the related accrued interest is $5,830, respectively. This note is currently in default.

On March 15, 2017 the Company entered into a secured convertible promissory note for $60,000, due on March 15, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $60,000, and the related accrued interest is $3,827, respectively. This note is currently in default.

On March 17, 2017 the Company entered into a secured convertible promissory note for $80,000, due on March 17, 2018, bearing interest at 15% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 45% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $80,000, and the related accrued interest is $9,534, respectively. This note is currently in default.

On March 17, 2017 the Company entered into an unsecured convertible promissory note for $60,000, due on March 17, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $60,000, and the related accrued interest is $3,814, respectively. This note is currently in default.

On March 17, 2017 the Company entered into an unsecured convertible promissory note for $25,000, due on March 17, 2018, bearing interest at 15% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 45% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $25,000, and the related accrued interest is $2,877, respectively. This note is currently in default.

On April 7, 2017 the Company entered into an unsecured convertible promissory note for $20,000, due on April 7, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $20,000, and the related accrued interest is $1,179, respectively. This note is currently in default.

On May 3, 2017 the Company entered into an unsecured convertible promissory note for $20,000, due on May 3, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $20,000, and the related accrued interest is $1,065, respectively. This note is currently in default.

On May 3, 2017 the Company entered into a secured convertible promissory note for $60,000, due on May 3, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $60,000, and the related accrued interest is $3,196, respectively. This note is currently in default.

On August 7, 2017 the Company entered into a secured convertible promissory note for $78,750, due on August 7, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $78,750, and the related accrued interest is $2,537, respectively. This note is currently in default.

On December 13, 2017 the Company entered into a secured convertible promissory note for $60,000, due on September 14, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2017 is $60,000, and the related accrued interest is $250, respectively. This note is currently in default.

F - 14

Contents

NOTE 10 - NOTE PAYABLE

During 2013 and 2014, the Company entered into a promissory note for $88,957 for inventory purchase. The note had no stated term and bears no interest.

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 1, 2016, the Company entered into employment agreements with certain key executives with initial terms of five years and call for compensation in cash and equity in the Company as follows:

Employee	Position	Cash Compensation	Equity Compensation
Tanya Bredemeier	Chairman and COO	$ 75,000*	25%
Robert Rico	Chief Executive Office	$ 125,000	10%
Steve Polisar	Chief Legal Officer	$ 36,000*	30%
Jorge Moreno	Chief Marketing Officer	$ 40,000*	10%

*= Second year compensation will increase by 20% after corporate financing milestones are met.

Additionally, an employment agreement was entered into on May 5, 2017, with Luis Ravelo, Vice President of Operations. The agreement has a one-year renewable term with an annual salary of $104,000. As of December 31, 2017 and 2016 related party payroll liabilities totaled $165,945 and $0, respectively.

Certain employees and shareholders were granted shares of Series A preferred stock in 2017. For the years ended December 31, 2017 and 2016 employees and shareholders received a total of 100 shares of Series A preferred stock valued at $2,811,782.

The Company has received loans from related parties for working capital purposes. These unsecured loans bear interest at a rate of 6% per annum and have no repayment terms. For the years ended December 31, 2017 and 2016 the Company was (repaid) loaned a net of $(80,249) and $57,452, respectively. As of December 31, 2017 and 2016 the outstanding balance of these loans is $102,018 and $77,267, respectively.

As part of the Cafesa acquisition on April 25, 2017, the Company is required to make cash and stock payments to a related party. For the year ended December 31, 2017, the Company made two cash payments totaling $105,000. As of December 31, 2017, the outstanding balance due to this related party is $315,000.

NOTE 12 - LINE OF CREDIT

The Company has a revolving business credit line of $5,000 with one of its banks with a variable interest rate of 5% above the Prime rate of the respective bank. As of December 31, 2017, and 2016 the balance due on the line of credit was $4,936 and $5,034, respectively. The line of credit is collateralized by a certificate of deposit in the amount of $5,300, which matures on December 8, 2020.

NOTE 13 - INCOME TAXES

The provision for income taxes represents estimated federal and state income taxes. From the Company’s inception on August 20, 2015 to February 4, 2017, the Company was not subject to federal and state income taxes since it was operating as a Limited Liability Company. On February 5, 2017, as a result of the reverse merger, the Company became subject to corporate federal and state income taxes as a C corporation. The effective tax rate for the year ended December 31, 2017 was 41% and diverged from the combined federal and state statutory rates strictly due to differences in the tax rates.

Reconciliation between the statutory United States corporate income tax rate and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2017
Income tax expense at Federal statutory rate of 35%	$241,843
State Income tax expense (benefit), net of Federal effect	40,216
Change in valuation allowance	(282,059)
Total	$—

The Company did not have a deferred tax asset or liability as of December 31, 2017 and 2016.

At December 31, 2017 the Company has available net operating losses of approximately $731,000 which may be carried forward to apply against future taxable income. These losses will expire carryforward indefinitely. The net operating losses may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their unaudited consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the unaudited consolidated financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s unaudited consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company has not filed its applicable Federal and State tax returns for the years ended December 31, 2017 and 2016, and may be subject to penalties for noncompliance.

F - 15

Contents

NOTE 14 - EQUITY

During the year ended December 31, 2016, GHM granted an aggregate of 23% membership interests in GHM to employees pursuant to employee agreements. The fair value of the membership interests was estimated using a discounted cash flow method and market approach. GHM recorded the fair value of $7,589 as compensation expense for the year ended December 31, 2016.

Preferred Stock

As of December 31, 2017, and 2016, the Company has 19,999,900 and 20,000,000 undesignated shares of preferred stock authorized, no par value, of which nil shares are issued and outstanding.

The Company has designated 100 shares of Series A Preferred Stock for issuance.   Each share of Series A Preferred Stock (i) pays no dividends, (ii) is convertible into a number of common shares equal to 2% of the issued and outstanding shares at the time of conversion, (iii) has no liquidation preference, and (v) has voting rights equal to the number of shares into which they can be converted. For the year ended December 31, 2017, the Company issued 100 shares of Series A Preferred Stock to certain employees and shareholders valued on an as if converted basis.

As of December 31, 2017, and 2016, the Company has 10,000,000 authorized shares of Series B Preferred Stock, no par value, of which nil shares are issued and outstanding. The Series B Preferred Stock carries super voting rights at a 1:1 ratio of the entire voting Common Stock eligible to vote at any time until such Series B Preferred shares are either converted, redeemed, liquidated or cancelled. The Series B Preferred Stock is convertible into common stock at a 1:1 ratio (i.e. – one share of common stock issued for each share of Series B Preferred Stock converted).

Common Stock

As of December 31, 2017, and 2016, the Company has 400,000,000 authorized shares of common stock, par value $0.001, of which 61,125,687 and 46,875,687 shares are issued and outstanding, respectively.

On February 5, 2017, as part of the reverse merger, the Company issued 7,375,687 shares of common stock (see Note 1).

On March 31, 2017, the Company issued a total of 3,750,000 shares of common stock at a price of $0.019 per share, the fair market value on the date of issuance, to two separate third parties for services rendered totaling $71,250.

NOTE 15 - WARRANTS

During the year ended December 31, 2017, the Company granted a total of 4,088,874 warrants to acquire shares of common stock at a range of $0.01 to $0.03 per share. All tranches of stock purchase warrants were issued to various note holders in connection with the issuance of convertible debt. The intrinsic value of the 4,088,874 warrants as of December 31, 2017 is $147,461.

A summary of the status of the Company’s warrants as of December 31, 2017 is presented below:

Number of Options and Warrants

Outstanding at December 31, 2016	—

Options and warrants granted	4,088,874
Options and warrants exercised	—
Options and warrants forfeited or expired	—
Outstanding at December 31, 2017	4,088,874
Exercisable at December 31, 2017	4,088,874

The following table summarizes information about warrants as of December 31, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 to $0.03	4,088,874	2.31	$0.03	4,088,874	$0.03
	4,088,874	2.31	$0.03	4,088,874	$0.03

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company evaluates contingencies on an ongoing basis and is not currently a party to any legal proceeding that management believes could have a material adverse effect on our results of operations.

Rent is charged at the rate of 50% of retail sales by the hotels where the Company’s kiosks are located and totaled $0 and $95,989 for the years ended December 31, 2017 and 2016, respectively, pursuant to oral agreements with the hotels.

The Company has a one year lease for approximately 225 square feet of office space located at 407 Lincoln Road, Miami Beach, FL 33139. The lease started May 1, 2017 and ended April 30, 2018. The monthly rental payments are $600 per month. This lease was extended on a month to month basis through July 2018 with the same terms.

Future minimum rentals on non-cancelable leases for the year ending December 31, 2017 are as follows:

2018	$2,400
Thereafter	-
Total	$2,400

F - 16

Contents

NOTE 17 - SUBSEQUENT EVENTS

On January 16, 2018, the Company issued 100,000 shares of common stock for services rendered.

On January 27, 2018, the Company issued 60,000 shares of common stock at a price of $0.05 per share for $3,000 cash.

On February 12, 2018, the Company issued 100,000 shares of common stock at a price of $0.05 per share for $5,000 cash.

On February 15, 2018, the Company entered into a strategic partnership and services agreement. On February 27, 2018, the Company issued 400,000 shares of common stock for services rendered. In addition to services rendered, the Company received 10,000,000 shares of their partner's common stock. On September 11, 2018, the partner effectuated a 1:250 reverse stock split.

On February 27, 2018, the Company issued 100,000 shares of common stock at a price of $0.05 per share for $5,000 cash.

On March 5, 2018, the Company entered into a convertible promissory note for $302,612 in settlement of previous convertible promissory notes, of which $228,750 was principal and $73,862 was interest accrued through the date of issuance of this note, due on March 5, 2019, bearing interest at 8% per annum, with an original issuance discount of $1,500. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 50% of the closing price on the trading day immediately prior to the conversion date.

On March 12, 2018, the Company issued 100,000 shares of common stock at a price of $0.05 per share for $5,000 cash.

On March 13, 2018 the Company entered into a convertible promissory note for $15,000, due on March 23, 2019, bearing interest at 15% per annum, with an original issuance discount of $1,500. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of the lower of $0.01 per share or 45% of the lowest trading price during the last twenty trading day period, including the date of conversion. In addition to this note, the Company granted 500,000 warrants to purchase common stock at an exercise price of $0.10 per share expiring on March 23, 2023.

On April 25, 2018, the Company issued to 56,000 shares of common stock at a price of $0.05 per share for $2,800 cash.

On May 8, 2018, the Company issued to a related party 1 share of Series A preferred stock for $25,000 cash.

On May 10, 2018 the Company entered into a secured convertible promissory note for $20,000, due on May 10, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion.

On May 31, 2018, the Company issued to the Company’s accountant 1 share of Series A preferred stock for $25,000 cash.

On June 1, 2018, the Company issued to a related party 1 share of Series A preferred stock for $25,000 cash.

On June 25, 2018 the Company entered into a secured convertible promissory note for $32,000, due on June 25, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion.

On July 7, 2018 the Company entered into a finance agreement for the purchase of a vehicle totaling $32,529, of which $5,350 was paid on the date of signing. The terms of this agreement include 72 monthly payments of $377 beginning on August 21, 2018 with an annual interest rate of 7.04%.

On July 9, 2018, the Company entered into a two year lease for office and warehouse space located at 2300 NW 7th Place, Miami, FL 33127. The lease began July 12, 2018 and ends July 1th, 2020. The monthly rental payments are $1,495 per month for year 1 and $1,548 per month for year 2 of the lease.

On July 25, 2018, the Company issued 65,000 shares of common stock at a price of $0.05 per share for $3,250 cash.

On July 26, 2018, the Company issued 100,000 shares of common stock at a price of $0.10 per share for $10,000 cash.

On July 28, 2018 the Company entered into a finance agreement for the purchase of a vehicle totaling $36,331, of which $4,850 was paid on the date of signing. The terms of this agreement include 72 monthly payments of $437 beginning on September 11, 2018 with an annual interest rate of 8.94%.

On August 2, 2018, the Company issued 1 share of Series A preferred stock for $25,000 cash.

On August 19, 2018, the Company issued 21,000 shares of common stock at a price of $0.05 per share for $1,050 cash.

On September 2, 2018 the Company entered into a convertible promissory note for $12,500, due on September 1, 2019, bearing interest at 10% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest intraday trading price during the last five trading day period, including the date of conversion.

On September 17, 2018 the Company entered into a secured convertible promissory note for $40,000, due on September 17, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share.

On September 20, 2018, the Company issued 3,000,000 shares of common stock at a price of $0.02 per share for $60,000 cash.

On September 20, 2018, the Company issued to a related party 250,000 shares of common stock at a price of $0.02 per share for $5,000 cash.

On October 26, 2018 the Company entered into a secured convertible promissory note for $100,000, due on October 26, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share.

On October 30, 2018 the Company entered into a finance agreement for the purchase of a vehicle totaling $36,981, of which $5,500 was paid on the date of signing. The terms of this agreement include 72 monthly payments of $437 beginning on December 14, 2018 with an annual interest rate of 7.44%.

On October 31, 2018, the Company entered into a five year consulting agreement including a commencement bonus of 100,000 shares of common stock valued at $0.12 per share for a total of $12,000 with an additional 400,000 shares of common stock to be issued after established targets have been achieved.

On December 4, 2018, the Company issued to a related party a 1/2 share of Series A preferred stock for $12,500 cash.

On December 7, 2018, the Company issued the Company’s accountant a 1/2 share of Series A preferred stock for $12,500 cash.

On December 13, 2018 the Company entered into a secured convertible promissory note for $30,000, due on October 26, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share.

On December 31, 2018 the Company entered into a finance agreement for the purchase of a vehicle totaling $35,701, of which $1,500 was paid on the date of signing. The terms of this agreement include 75 monthly payments of $456 beginning on February 14, 2019 with an annual interest rate of 6.99%.

On December 31, 2018 the Company entered into a secured convertible promissory note for $35,000, due on May 10, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion.

F - 17

Contents

On January 3, 2019, the Company entered into a secured convertible promissory note for $63,309, due on January 3, 2020, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion.

On January 13, 2019, the Company entered into a two year lease for office and warehouse space located at 761 NW 23 Street, Miami, FL 33127. The lease began February 1, 2019 and ends January 31, 2021. The monthly rental payments are $1,601 per month for year 1 and $1,657 per month for year 2 of the lease.

On February 6, 2019, the Company issued 100,000 shares of common stock at a price of $0.05 per share for $5,000 cash.

On February 25, 2019, the Company issued 150,000 shares of common stock at a price of $0.04667 per share for $7,000 cash.

On March 1, 2019, the Company issued 50,000 shares of common stock at a price of $0.05 per share for $2,500 cash.

On March 12, 2019, the Company entered into a secured promissory note for $50,000, due on July 12, 2019, bearing interest at 8% per annum and secured by 60 shares of Series A preferred stock. This note was further extended through October 12, 2019.

On March 12, 2019, the Company filed an amendment to their Articles of Incorporation to increase the number of authorized shares of Series A Preferred Stock from 100 shares to 200 shares.

On March 28, 2019, the Company issued 200,000 shares of common stock at a price of $0.025 per share for $5,000 cash.

On April 1, 2019, the Company issued 25,000 shares of common stock at a price of $0.04 per share for $1,000 cash.

On April 12, 2019, the Company entered into a secured senior convertible promissory note for $100,000, due on October 26, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a conversion prices per share of $0.02.

On April 25, 2019, the Company entered into two secured convertible promissory note for $33,000 each totaling $66,000, due on April 25, 2020, bearing interest at 10% per annum, each with an original issuance discount of $3,000 and secured by the assets of the Company. Both convertible promissory notes contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate equal to the lower of $.11 per share or 50% of the lowest trading price during the last twenty trading day period, including the date of conversion. In addition to the notes, the Company granted 75,000 warrants to purchase common stock at an exercise price of $0.11 per share expiring on April 25, 2022.

On May 1, 2019, The Board of Directors approved a bonus to three of the Company's executives in the form of 37 Series A Preferred Shares.

On May 2, 2019, the Company issued 5,714,286 shares of common stock at a price of $0.035 per share for $200,000 cash.

On May 13, 2019, the Company issued 142,857 shares of common stock at a price of $0.035 per share for $5,000 cash.

On May 16, 2019, the Company issued 5,714,286 shares of common stock at a price of $0.035 per share for $200,000 cash.

On May 21, 2019, the Company issued 2,857,143 shares of common stock at a price of $0.035 per share for $100,000 cash.

On May 22, 2019, the Company issued 285,714 shares of common stock at a price of $0.035 per share for $10,000 cash.

On June 1, 2019, the Company entered into a six month consulting agreement including a commencement bonus of 250,000 shares of common stock valued at $0.19 per share for a total of $47,500.

On June 26, 2019, the Company issued 571,429 shares of common stock at a price of $0.035 per share for $20,000 cash.

On July 8, 2019, the Company issued 285,714 shares of common stock at a price of $.035 per share of $10,000 cash.

On July 18, 2019, the Company issued 285,714 share of common stock at a price of $.035 per share of $10,000 cash.

On July 19, 2019, the Company issued 4 shares of Series A Preferred Stock for services rendered.

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these consolidated financial statements, has determined that no additional disclosures are required.

F - 18

Contents