Form 10-K
period 2018-12-31
GRAND HAVANA INC.
filed 2020-02-10
CIK 1514113

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,018,744.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as January 24, 2019
Common Stock: $0.001 par value	103,886,714

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

(1)

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

In this report, “Grand Havana Inc.”, “JunkieDog.com,” “the Company,” “the Registrant,” “we,” “us,” and “our,” refer to Grand Havana Inc. and any of its subsidiaries., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending December 31, 2018. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

(2)

PART I

Item 1.  Business.

Overview

Grand Havana Inc., was originally incorporated in the State of Texas in 2009 as Unique Underwriters Inc. Effective as of March 14, 2014, Samuel Wolfe and Robert Luciano entered into a Share Purchase Agreement whereby, Mr. Wolfe sold to Mr. Luciano 305,000 shares (after reverse stock split discussed below) of the Company’s common stock in consideration for payment of $5,000. Mr. Wolfe retained ownership of 20,000 shares (after reverse stock split) of the Company’s common stock. As of the same date, Ralph Simpson and Bennie Manion entered into a Share Purchase Agreement, whereby Mr. Simpson sold to Mr. Manion 305,000 shares (after reverse stock split) of the Company’s common stock in consideration for payment of $5,000. Mr. Simpson retained ownership of 20,000 shares (after reverse stock split) of the Company’s common stock. Both Mr. Luciano and Mr. Manion each held approximately 39.3% of the Company’s outstanding shares as of March 14, 2014 as a result of the foregoing.

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

On February 5, 2017, an Agreement For The Exchange of Stock (the “Exchange”) was entered into between the Company and the Grand Havana Master LLC (“GHM”), a Florida limited liability company, and the members of GHM, pursuant to which 50,000,000 shares of the Company’s common stock were issued to the members of GHM in exchange for 100% of the membership interests of GHM. Upon completion of the Exchange, Grand Havana Master LLC became the Company’s wholly-owned subsidiary and the members of GHM own a controlling interest in the Company. Simultaneously upon the Closing of the Exchange, Mr. Roberto Luciano, the Company’s Chief Executive Officer, returned his 40,000,000 shares of the Company’s common stock for cancellation in exchange for certain assets of the business.

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

(3)

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

Grand Havana competes with mainstream coffee roasters and cafes such as Starbucks, as well as pod makers such as Nespresso, and specialty roasters such as Café Bustelo. These companies are larger, more established, better capitalized and have greater brand recognition than Grand Havana.

However, Grand Havana is not directly targeting the same markets or otherwise differentiates itself from these competitors.

Starbucks is now considered a mainstream purveyor of coffee and specialty coffee drinks.

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

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

We lease approximately 1,800 square feet of office and warehouse space located at 2300 NW 7th Place, Miami, LF 33127. We have a 2-year lease at a cost of $1,495  per month for the first year and $1,548  per month for the second year of the lease. We are also leasing the adjacent space with a 2-year lease at a cost of $1,601 per month for the first year and $1,657 per month for the second year of the lease.

(4)

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

William Graubard v. Grand Havana Inc., Case No. CACE – 19-0201073, 17th Judicial Circuit in and for Broward County, Florida. Mr. Grabuard sued in the Company in October 2019 alleging breach of a consulting agreement. Mr. Graubard is claiming damages equal to the value of 250,000 shares of the Company’s common stock. The Company has filed a motion to dismiss the claim. At this early stage of the litigation, no determination can be made at this time with regard to the outcome of the litigation. The Company intends to continue to vigorously defend the action.

Item 4. Mine Safety Disclosures

N/A

(5)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Link™ quotation platform of OTC Markets Group, Inc. under the symbol “GHAV”. OTC Markets Group, Inc. is not an issuer listing service, market or exchange.

Date	High	Low
January 1, 2017 – March 31, 2017	$.05	$.0002
April 1, 2017 – June 30, 2017	$.0254	$.01
July 1 – September 30, 2017	$.0375	$.0085
October 1 – December 31, 2017	$.10	$.0085

Date	High	Low
January 1, 2018 – March 31, 2018	$.089	$.049
April 1, 2018 – June 30, 2018	$.065	$.05
July 1 – September 30, 2018	$.079	$.031
October 1 – December 31, 2018	$.20	$.0418

As of the date of this report we have 188 registered shareholders and a total of 100,942,797 common shares issued and outstanding

Holders

As of the date hereof 102,442,797 shares of common stock were issued and outstanding.  Each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect. Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Additionally, the Company has a class of Series A Preferred shares that were designated on April 18, 2017. Each Series A share has voting rights equal to 2% of the issued and outstanding shares at the time of such vote. There are 146 Series A shares issued and outstanding. Voting as a group, the Series A holders can out vote the holders of the common stock.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2018.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Revenues

We had revenue of $169,940 for the year ended December 31, 2018.  Comparatively, we had revenue of $204,303 for the year ended December 31, 2017.

Cost of Sales

Costs of sales was $89,881 for the year ended December 31, 2018 or 53% of revenues. The cost of sales was $107,199, or 53% of revenues for the year ended December 31, 2017. Cost of sales includes the costs directly attributable to revenue recognition, such as equipment costs, purchased costs, and payments to vendors.

Operating Expenses

We had operating expenses of $1,194,150   for the year ended December 31, 2018 compared to operating expenses of $4,228,850 during the year ended December 31, 2017. The significant decrease resulted primarily from a decrease in professional fees from $3,179,336 in 2017 to $467,410 in 2018. In 2017, the Company issued 100 Series A preferred shares of stock for services relating to The Exchange of Stock between the Company and GHM totaling $2,811,782.

Other Expenses

We had other expenses of $7,460,795   for the year ended December 31, 2018 compared to other expenses of $4,534,539   during the year ended December 31, 2017. Other expenses principally consists of a change in derivative liabilities of $6,661,449 and $4,224,631, respectively.

(7)

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $393,674 during the current year ended December 31, 2018.

Investing Activities

Net cash used in investing activities was $98,844 for the fiscal year ended December 31, 2018, due primarily due to the purchase of equipment.

Financing Activities

Net cash provided by financing activities was $463,796 for the current fiscal year ended December 31, 2018 primarily due to proceeds from convertible note and issuance of common and preferred stock.

Critical Accounting Policies

Revenue Recognition - The Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which creates a single framework for recognizing revenue from contracts with customers. The Company uses the five steps of the revenue recognition model:

(1)	Identify the contract with customer,

(2)	Identify performance obligations in the contract,

(3)	Determine the transaction price,

(4)	Allocate the transaction price, and

(5)	Recognize revenue when or as the entity satisfies a performance obligation by transferring promised goods or services to a customer.

The Company’s revenue is primarily derived from the sale of coffee, tea and accessories. Sales are recorded once an order has been received from the customer (contract), the price is determined and allocated, the goods sold passes to customers, based on shipping terms, which generally occurs when the product is shipped to the customer and collectability is reasonably assured. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant price adjustments after a sale is complete.

Cost of Sales - The Company’s policy is to recognize cost of sales in the same manner in conjunction with revenue recognition, when the costs are incurred.

Plan of Operation and Funding

The Company’s current cash on hand is not sufficient to meet our working capital requirements for the next twelve-month period. We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) increased production; (ii) advertisement expenses; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and potentially debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or debt securities could potentially result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

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

(8)

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

The Report of Independent Registered Public Accounting Firm issued by MaloneBailey, LLP for the audited financial statements for year ended December 31, 2018 are included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10-K.

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

As of December 31, 2018, the year-end period covered by this report, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

(9)

Management's Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2018. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weakness Identified

The Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control, along with a lack of a formal review process that includes multiple levels of review. Additionally, certain IT controls have not been developed nor adhered to. Because of the size of the Company and the Company’s administrative staff, as well as other reasons noted above, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information, have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors. Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness. Additionally, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Company intends to review the above design and operational weaknesses going forward.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended December 31, 2018 covered by this report were not previously reported on Form 8-K.

(10)

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

Name	Age	Title
Robert Rico	45	Chief Executive Officer, Principal Financial Officer and Director
Tanya Bredemeier	48	President and Director, Chairwoman
Steven Polisar	73	Director
Luis Bustelo	77	Chief Operating Officer and Director
Steven Haas	61	Director
Larry Powers	64	Director

None of our directors or officers is a director in any other U.S. reporting companies. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to us or has a material interest adverse to us.

Director and Executive Biographies

Robert Rico, Chief Executive Officer

Robert Rico was a consultant to Grand Havana prior to the Company’s acquisition. Mr. Rico was CEO of Pleasant Kids, a specialized beverage company, with oversight of the company’s business development. Prior to GH, Robert was managing director, Alchemist Funds, There he was a team leader for Financial Services, overseeing numerous professionals covering investment banks, commercial banks, consumer finance. For seven years prior, he was managing director of RR Investments Group. where he advised companies in corporate finance and M&A transactions. Mr. Rico has managed over 40 transactions.

Tanya Bredemeier, President and Director, Chairwoman

Tanya Bredemeier is a founder and Chief Operating Officer of Grand Havana’s retail hotel kiosks and wholesale division in Miami Beach, Florida. She opened Grand Havana with her partners in 2015, bringing more than 20 years of retail business ownership and management expertise. Ms. Bredemeier has been a board member since February 6, 2017.

Prior to joining Grand Havana, Ms. Bredemeier built, owned and operated her own luxury retail apparel store for 10 years. Her experience previously was in the luxury fine jewelry business with retail store management and sales for 8 years. Her excellent entrepreneurial skills allow her to focus on leadership, branding, innovation, detail awareness and exceptional customer service.

Steve Polisar, Director

Steve Polisar is currently a practicing attorney, specializing in hospitality issues. He attended Michigan State University on a full baseball scholarship and was the Batting Champion his senior year. After graduation, he was accepted into the University of the Pacific School of Law in Sacramento, California. US Supreme Court Justice Anthony Kennedy was his Constitutional Law Professor. Mr. Polisar was admitted to the Florida Bar in 1975.

Subsequently, Mr. Polisar opened and built the first sidewalk café on Ocean Drive, South Beach in 1988 and was co-chair of the Ocean Drive Association. Thereafter in 2002, based on extensive experience,he was asked by the Mayor and City Commission of the City of Miami Beach to chair the Nite Life Task Force which negotiated various issues regarding the hospitality industry between public officials and private sector. Mr. Polisar has been a board member since February 6, 2017.

Luis Bustelo, Chief Operating Officer

Luis Bustello is the former president of Bustelo Coffee and has 50 years learning the US coffee business. He was one of the builders of the Cuban espresso market in Florida.

Mr. Bustello built his career at the now 80-year-old Spanish immigrant founded company that bears his family's name. The company was later bought by transnational corporations and became the US Latino coffee market leader for years, while Luis served as president and became an expert in the corporate-style American coffee business. Mr. Busetlo has been a board member since February 6, 2017.

Steven Haas, Director

Mr. Haas is a past Chair of the Miami Beach Visitor and Convention Authority and has co-owned and operated numerous restaurants in the greater Miami area including Soyka Restaurant/News Café Corp and City Hall Restaurant. He has also worked for China Grill Management, a world-renowned operator of high end restaurants. Mr. Haas is a graduate of Florida International University. Mr. Haas has been a board member since February 6, 2017.

Larry Powers, CPA, Director

Mr. Powers, currently a practicing CPA, owns a CPA firm that provides accounting, tax and payroll services to small, midsize and large size businesses. Previously, Mr. Powers worked for KPMG and Ernst & Young in their audit, tax and consulting practices that led to a Senior Manager position as a financial services industry technology specialist. Mr Powers also has consulting experience in several system integration technology firms and in large box retail as an operations director. Mr. Powers was appointed to the Board on September 24, 2019.

(11)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the year ended December 31, 2018.

(12)

Item 11. Executive Compensation

General

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and chief operating officer (“Named Executive Officers”) from the years ended December 31, 2018 and 2017, respectively.

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Rico, CEO (1)	2018	125,000	-	12,500	-	-	-	-	137,500
	2017	73,387	-	-	-	-	-	-	73,387
Tanya Bredemeier, President (2)	2018	90,000	-	12,500	-	-	-	-	102,500
	2017	75,000	-	-	-	-	-	-	75,000
Steve Polisar, CLO (3)	2018	43,200	-	12,500	-	-	-	-	55,700
	2017	36,000	-	-	-	-	-	-	36,000
Jorge Moreno, CMO (4)	2018	18,800	-	12,500	-	-	-	-	31,300
	2017	40,000	-	-	-	-	-	-	40,000

(1) Robert Rico was appointed CEO and Director of the Company on February 6, 2017.

(2) Tanya Bredemeier was appointed President and Director of the Company on February 6, 2017.

(3) Steve Polisar was appointed Chief Legal Officer and Director of the Company on February 6, 2017.

(4) Jorge Moreno was appointed Chief Marketing Officer and Director of the Company on February 6, 2017. Jorge Moreno's employment agreement was terminated on June 19, 2018

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of December 31, 2018, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Common Shares	Steve Polisar (ii)	15,387,000	20.76%
Common Shares	Tanya Bredemeier (ii)	12,750,000	17.20%
Common Shares	Robert Taicher (i)	10,165,000	13.71%
Common Shares	Jorge Moreno (i)	5,250,000	7.08%
Common Shares	Robert Rico (ii)	5,150,000	6.95%
Common Shares	Luis Bustelo	1,750,000	2.36%
Common Shares	Steve Haas	1,500,000	2.02%
Common Shares	Larry Powers (ii)	500,000.67%
	All directors and Officers as a group (iii)	50,952,000	70.77%

Series A Preferred Shares (5)	Steve Polisar (ii)	30.0	30.00%
Series A Preferred Shares (5)	Tanya Bredemeier (ii)	25.0	25.00%
Series A Preferred Shares (5)	Robert Taicher (i)	20.0	20.00%
Series A Preferred Shares (5)	Jorge Moreno (i)	10.0	10.00%
Series A Preferred Shares (5)	Robert Rico (ii)	9.0	9.00%
Series A Preferred Shares (5)	Luis Bustelo	3.0	3.00%
	All directors and Officers as a group (iii)	98.5	97.00%

(1)	As of December 21, 2018 Company is authorized to issue 400,000,000 common shares 100 preferred shares

(2)	The address for each of the officers and directors listed is 761 NW 23rd Street, Miami, Florida 33127

(3)	All shares are directly held by each shareholder

(4)	Percentages are based upon 74,116,845 common shares outstanding and 100 Series A Preferred Shares Outstanding as at December 31, 2018.

(5)	Series A Preferred Shares are convertible into a number of common shares equal to 1% of the issued and outstanding common shares at the time of conversion.

(13)

Changes in Control

 On February 5, 2017, an Agreement For The Exchange of Stock (the “Exchange”) was entered into between the Company and the Grand Havana Master LLC (“GHM”), a Florida limited liability company, and the members of GHM, pursuant to which 50,000,000 shares of the Company’s common stock will be issued to the members of GHM in exchange for 100% of the Capital Shares of GHM. Upon completion of the Exchange, Grand Havana Master LLC became the Company’s wholly-owned subsidiary and the members of GHM owned a ‘controlling interest’ in the Company representing 88% of the voting shares of the Company. Simultaneously upon the Closing of the Exchange, Mr. Roberto Luciano, the Company’s Chief Executive Officer, returned his 40,000,000 shares of the Company’s common stock for cancellation in exchange for certain assets of the business. In exchange for 1,000,000 common stock and certain assets of the business.

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

*= Second year and each subsequent year compensation will increase by 20% after corporate financing milestones are met.

Additionally, an employment agreement was entered into on May 5, 2017, with Luis Ravelo, Vice President of Operations. The agreement had a one-year renewable term with an annual salary of $104,000. As of December 31, 2018, and 2017 related party payroll liabilities totaled $165,945. Mr. Ravelo's employment was terminated on June 19, 2018. See Item 3 Legal Proceedings.

Certain employees and shareholders were granted shares of Series A preferred stock in 2017. For the year ended December 31, 2017 employees and shareholders received a total of 100 shares of Series A preferred stock valued at $2,811,782. No Series A preferred stock was granted to employees during 2018.

The Company has received loans from related parties for working capital purposes. These unsecured loans bear interest at a rate of 6% per annum and have no repayment terms. For the year ended December 31, 2017, the Company repaid a net of $80,249, respectively. No repayments or borrowings were made in 2018. As of December 31, 2018, and 2017 the outstanding balance of these loans was $102,018.

As part of the Cafesa acquisition on April 25, 2017, the Company is required to make cash and stock payments to a related party. For the year ended December 31, 2017, the Company made two cash payments totaling $105,000. As of December 31, 2018 and 2017, the outstanding balance due to this related party is $315,000. The Company is currently in litigation with the Sellers of Cafesa. Please see Item 3. Legal Proceedings, above.

Item 14. Principal Accounting Fees and Services

The following table represents the aggregate fees billed for professional audit services rendered during the fiscal years ended December 31, 2018 and 2017 to the independent auditor, and MaloneBailey LLP (“MaloneBailey”) and D. Brooks and Associates CPA’s PA (“Brooks”)

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$42,000	$80,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$42,000	$80,000

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

(14)

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1) Financial statements for our Company are presented after the signature of this document
(b)	Exhibits

Exhibit No.		Description
(3)		Articles of Incorporation and By-laws
3.1		Articles of Incorporation (1)
3.1(a)		Designation of Series A Preferred Shares as Amended
3.2		Bylaws (1)
10.1		Plan of Exchange (filed on Form 8-K February 7, 2017)
(31)		Section 302 Certification
31.1	*	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
(32)		Section 906 Certification
32.1	*	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

(15)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand Havana, Inc.
Dated: February 10, 2020	By: /s/ Robert Rico
Robert Rico Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

(16)

(F-1)

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Grand Havana, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Havana, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

February 10, 2020

(F-2)

Contents

Grand Havana, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$1,463	$30,185
Accounts receivable, net	4,302	2,097
Inventory, net	1,549	10,966
Prepaid expenses and other current assets	10,514	10,514
Total Current Assets	17,828	53,762

Property and equipment, net	224,219	51,217
Security deposits	1,400	1,200
Intangible assets, net	16,978	19,100
Certificate of deposit	5,300	5,300
TOTAL ASSETS	$265,725	$130,579

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$390,569	$374,155
Accrued interest	180,684	99,067
Convertible notes, net	755,043	522,635
Notes payable	102,188	88,957
Loans payable - related parties	417,018	417,018
Line of credit	4,995	4,936
Derivative liabilities	12,244,301	4,960,740
Payroll liabilities - related parties	282,543	165,945
Payroll liabilities	52,160	52,926
Preferred stock liability	125,000	—
Total Current Liabilities	14,554,501	6,686,379

Long term portion of convertible loans, net	170,000	—
Long term portion of notes payable	83,486	—
TOTAL LIABILITIES	14,807,987	6,686,379

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Undesignated Preferred stock, $0.001 par value, 19,999,900 shares authorized; no shares issued and outstanding, respectively	—	—
Preferred Series A stock, $0.001 par value, 100 shares authorized; 100 shares issued and outstanding, respectively	1	1
Preferred Series B stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 74,116,845 and 61,125,687 shares issued and outstanding, respectively	74,117	61,126
Additional paid-in capital	2,567,250	1,991,817
Accumulated deficit	(17,347,076)	(8,776,179)
Total Grand Havana stockholders' deficit	(14,705,708)	(6,723,235)

Non-controlling interest	163,446	167,435

TOTAL STOCKHOLDERS' DEFICIT	(14,542,262)	(6,555,800)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$265,725	$130,579

The accompanying notes are an integral part of these consolidated financial statements

(F-3)

Contents

Grand Havana, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

NET REVENUES:
Revenues, net	$169,940	$204,303
TOTAL NET REVENUES	169,940	204,303

COST OF GOODS SOLD:
Cost of goods sold	89,881	107,196
TOTAL COST OF GOODS SOLD	89,881	107,196

GROSS PROFIT (LOSS)	80,059	97,107

OPERATING EXPENSES:
General and administrative expenses	601,724	3,280,039
Depreciation and amortization	22,545	16,402
Impairment of goodwill	—	553,980
Payroll and related expenses	569,881	378,429
TOTAL OPERATING EXPENSES	1,194,150	4,228,850

INCOME (LOSS) FROM OPERATIONS	(1,114,091)	(4,131,743)

OTHER EXPENSE:
Interest expense, net	(789,847)	(309,908)
Change in derivative liabilities	(6,661,449)	(4,224,631)
Other (expense) income	(9,499)	—
TOTAL OTHER EXPENSE	(7,460,795)	(4,534,539)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,574,886)	(8,666,282)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(8,574,886)	(8,666,282)

MINORITY INTEREST EXPENSE	3,989	12,565

NET LOSS	$(8,570,897)	$(8,653,717)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.13)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	67,933,550	59,473,564

The accompanying notes are an integral part of these consolidated financial statements

(F-4)

Contents

Grand Havana, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock						Additional		Non-
	Class A		Class B		Common Stock		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balances, December 31, 2016	—	$—	—	$—	50,000,000	$50,000	$(14,077)	$(122,462)	—	$(86,539)

Common shares issued for reverse merger and recapitalization	—	—	—	—	7,375,687	7,376	(873,387)	—		(866,011)

Investment in Cafesa	—	—	—	—	—	—	—	—	180,000	180,000

Issuance of Series A preferred stock for services rendered	100	1	—	—	—	—	2,811,781	—		2,811,782

Issuance of shares for services					3,750,000	3,750	67,500	—		71,250

Net loss	—	—	—	—	—	—	—	(8,653,717)	(12,565)	(8,666,282)

Balances, December 31, 2017	100	$1	—	$—	61,125,687	$61,126	$1,991,817	$(8,776,179)	167,435	$(6,555,800)

Issuance of shares for services	—	—	—	—	4,809,678	4,810	261,263	—	—	266,073

Issuance of shares for equipment	—	—	—	—	100,000	100	4,900	—	—	5,000

Issuance of shares for cash	—	—	—	—	3,852,000	3,852	89,248	—	—	93,100

Issuance of shares as settlement of accounts payable - related party	—	—	—	—	500,000	500	39,500	—	—	40,000

Common shares issued as compensation	—	—	—	—	3,729,480	3,729	180,522	—	—	184,251

Net Loss	—	—	—	—	—	—	—	(8,570,897)	(3,989)	(8,574,886)

Balances, December 31, 2018	100	$1	—	$—	74,116,845	$74,117	$2,567,250	$(17,347,076)	163,446	$(14,542,262)

The accompanying notes are an integral part of these consolidated financial statements

(F-5)

Contents

Grand Havana, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(8,574,886)	$(8,666,282)
Adjustment to reconcile change in net loss to net cash and cash equivalents used in operating activities:
Depreciation expense	20,423	16,402
(Gain) loss on sale of equipment	9,499	—
Impairment of goodwill	—	553,980
Amortization of intangibles	2,122	—
Loss on settlement of accounts payable - related party	2,000
Amortization of debt discount	653,158	271,591
Change in derivative liabilities	6,661,449	4,224,631
Stock-based compensation	184,250	—
Convertible note issued for services rendered	70,000
Common stock issued for services rendered	266,073	71,250
Series A preferred stock issued for services rendered	—	2,811,782
Changes in operating assets and liabilities:
Accounts receivable	(2,205)	(504)
Inventory	9,417	(4,628)
Prepaid expenses and other current assets	—	(10,514)
Payments towards security deposits	(200)	—
Other assets	—	(1,200)
Accounts payable and accrued expenses	54,415	83,286
Accrued interest	134,979	37,800
Payroll and related liabilities	116,598	142,945
Payroll and related liabilities - related parties	(766)	1,523

NET CASH USED IN OPERATING ACTIVITIES	(393,674)	(467,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(108,684)	(8,465)
Proceeds from sale of equipment	9,840	—
Cash acquired from Cafesa acquisition	—	2,393
Cash acquired in reverse merger	—	478

NET CASH USED IN INVESTING ACTIVITIES	(98,844)	(5,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	248,000	583,750
Proceeds of loans payable - related parties	—	41,526
Repayments of loans payable - related parties	—	(121,775)
Repayments of secured borrowings	(2,363)	—
Net (repayments towards) advances from line of credit	59	(98)
Proceeds from the sale of preferred stock	125,000	—
Issuance of common stock for cash	93,100	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	463,796	503,403

Net decrease in cash	(28,722)	29,871

Cash, beginning of year	30,185	314

Cash, end of period	$1,463	$30,185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Financing for purchase of vehicles	$99,080	$—
Debt discounts on convertible notes payable	$622,112	$583,750
Common stock issued for settlement of accounts payable - related party	38,000
Common stock issued for purchase of equipment	5,000
Interest capitalized into convertible note payable	53,362	—
Reverse merger	$—	$573,865
Cafesa acquisition	$—	$600,000

The accompanying notes are an integral part of these consolidated financial statements

(F-6)

Contents

GRAND HAVANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION

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

(F-7)

Contents

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company’s consolidated financial statements and related disclosures for the periods ended December 31, 2018 and 2017, have been prepared using the accounting principles generally accepted in the United States (“GAAP”).

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

The following tables summarize our financial instruments measured at fair value as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$11,108,445	$—	$—	$11,108,445
Warrants	$826,176	$—	$—	$826,176

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$1,619,049	$—	$—	$1,619,049
Warrants	$3,341,691	$—	$—	$3,341,691

	December 31,
Description	2018	2017
Beginning balance	$4,960,740	—
Proceeds, payments and conversions	622,112	736,109
Total change in fair value	6,661,449	4,224,631
Ending balance	$12,244,301	4,960,740

The Company uses a multinomial lattice model that values the derivative liability within the convertible notes and warrants based on probability weighted discounted cash flow model. The following assumptions were used for the valuation of the derivative liability related to the convertible notes for 2018 and 2017:

•	The underlying stock price $0.0047 to $0.0825 and $0.0085 to $.0615, respectively, was used as the fair value of the common stock;
•	The note face amounts are in the range $12,500 to $302,612 and $12,970 and $172,000, respectively, with the same terms as at issuance and effectively convert at discounts in the range of (9.1%) to 2,646.5%.
•	Capital raising events would not occur in any quarter generating dilutive reset events at prices below the current variable rates for the Notes;
•	The holder would redeem based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%;
•	The holder would automatically convert the note at maturity if the registration was effective and the company was not in default;
•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 20% – to–date many notes are in default and partially converted by the holder’s post assignment;
•	The projected annual volatility was based on the historical volatility of comparable companies in a range from 340% to 700% and 112% to 243%, respectively.

The following assumptions were used for the valuation of the derivative liability related to the warrants for 2018 and 2017:

•	The holder would automatically exercise the warrants at a stock price above the exercise price at expiration;
•	The projected annual volatility was based on the historical volatility of comparable companies of 340% to 982% and 123% to 175%, respectively;
•	Risk-free rates were based on the remaining term
•	Dilutive reset events (March 15, 2017 to $0.027 and April 7, 2017 to $0.012) projected to occur based on future projected capital needs and projected debt/liability settlements resulting in adjusted warrants to 3,341,691 as of December 31, 2017;

(F-8)

Contents

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents. The Company had cash equivalents of $1,463 and $0 as of December 31, 2018 and 2017, respectively. At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation insured limits. Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts. At December 31, 2018 and 2017, the Company had $0 over the insurable limit.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2018 and 2017, the Company has established, based on a review of its outstanding balances, that no allowance is necessary.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

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

The Company had no intangible assets impairment charges for the years ended December 31, 2018 and 2017.

(F-9)

Contents

INVENTORY

Inventory is stated at the lower of cost or net realizable value using the FIFO method. Inventory consists primarily of only finished goods, which represents the final product ready for sale. A periodic inventory system is maintained by 100% count. Inventory is replaced periodically to maintain the optimum stock on hand available for immediate shipment. The Company assesses whether an inventory reserve is necessary at the end of each fiscal period. For the years ended December 31, 2018 and 2017 no inventory reserve was deemed necessary.

INCOME TAXES

The Company, along with its consolidated subsidiaries, are deemed a corporation and thus is a taxable entity. Prior to the reverse merger on February 5, 2017 the Company filed a U.S. Return of Partnership Income, whereby the members of the Company were taxed on their share of the Company’s taxable income, and the Company was not subject to federal and state income taxes. No provision for income taxes was reflected in the accompanying consolidated financial statements, as the Company did not have income through December 31, 2018. There were no uncertain tax positions that would require recognition in the consolidated financial statements through December 31, 2018.

Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing, and the current and prior three years remain subject to examination as of December 31, 2018.

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

Equipment	7 years
Vehicles	5 years

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

RECOGNITION OF REVENUE

The Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which creates a single framework for recognizing revenue from contracts with customers. The Company’s revenue is primarily derived from the sale of coffee, tea and accessories. Sales are recorded once an order has been received from the customer (contract), the price is determined and allocated, the sole performance obligation is satisfied when goods sold passes to customers  , based on shipping terms, which generally occurs when the product is shipped to the customer and collectability is reasonably assured. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant price adjustments after a sale is complete.

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

For the years ended December 31, 2018 and 2017, the Company had stock-based compensation totaling $184,250 and $2,883,032, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The amendment is effective from December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019 along with the “package of practical expedients”. At the time of adoption, the Company recognized ROU assets and liabilities in the amount of $34,967.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company has early adopted ASU 2018-07 the impact was not material to the financial statements.

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

(F-10)

Contents

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net losses during the years ended December 31, 2018 and 2017, respectively. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of December 31, 2018 and 2017, the Company had working capital deficits. Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – LOSS PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as of December 31, 2018 and 2017 as it is anti-dilutive.

Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2018 and 2017 have been excluded from the per share computations:

	December 31,
	2018	2017
Convertible notes payable	91,816,868	44,437,745
Warrants	6,481,258	4,088,874
Series A preferred stock	122,251,400	122,251,400

Total diluted shares	220,549,526	170,778,019

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Equipment	$151,176	$74,404
Vehicles	106,080	—
Less: Accumulated depreciation	(33,038)	(23,187)
Property and equipment, net	$224,219	$51,217

Depreciation expense for the years ended December 31, 2018 and 2017 was $20,423 and $16,402, respectively.

NOTE 6 – ACQUISITION AND RELATED GOODWILL

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

The following table summarizes the consideration paid for Cafesa and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date:

April 25, 2017
Consideration
Notes issued for 70% acquisition of Cafesa	$420,000
Non-controlling interest	180,000
Total Consideration	$600,000

Recognized amounts of identifiable assets acquired and liabilities assumed:
Tangible assets acquired:	$2,393
Cash	6,238
Inventory	24,906
Property and equipment	$33,537
Total tangible assets acquired

Assumed liabilities:
Accounts payable and accrued expenses	$6,617
Total assumed liabilities	$6,617

Net tangible assets/liabilities	$26,920

Intangible assets acquired:
Trademarks	$7,100
Customer lists	12,000
Total intangible assets acquired	$19,100

Goodwill recognized	$553,980

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

Unaudited Pro Forma Financial Information:

The unaudited pro forma consolidated statements of operations give effect to the acquisition as if it occurred at the beginning of 2017. These unaudited pro forma consolidated statements of operations are prepared by management for informational purposes and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition been consummated as of the dates presented, and should not be taken as representative of future consolidated results of operations of the Company:

		Year Ended
		December 31, 2017
	(Actual)	CAFESA	(Proforma)
NET REVENUES:
Revenues, net	$47,418	$211,246	$258,664
TOTAL NET REVENUES	47,418	211,246	258,664

COST OF GOODS SOLD:
Cost of goods sold	32,146	102,204	134,350
TOTAL COST OF GOODS SOLD	32,146	102,204	134,350

GROSS PROFIT (LOSS)	15,272	109,042	124,314

OPERATING EXPENSES:
General and administrative expenses	3,257,064	30,444	3,287,508
Depreciation and amortization	6,114	11,040	17,154
Impairment of goodwill	553,980	—	553,980
Payroll and related expenses	287,283	104,709	391,992
TOTAL OPERATING EXPENSES	4,104,441	146,193	4,250,634

LOSS FROM OPERATIONS	(4,089,169)	(37,151)	(4,126,320)

OTHER EXPENSE:
Interest expense, net	(309,908)	—	(309,908)
Other (expense) income	(4,224,631)	—	(4,224,631)
TOTAL OTHER EXPENSE	(4,534,539)	—	(4,534,539)

NET LOSS	$(8,623,708)	$(37,151)	$(8,660,859)

(F-11)

Contents

NOTE 7 – INTANGIBLE ASSETS

The expected useful life of intangible assets is 15 years. Intangible assets consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Trademarks	$7,100	$7,100
Customer lists	12,000	12,000
Subtotal	19,100	19,100
Amortization	(2,122)	—
Intangible assets, net	$16,978	$19,100

There was $2,122 in amortization expense for the year ended December 31, 2018 and none for the year ended December 31, 2017.

NOTE 8 – CONVERTIBLE NOTES

On February 13, 2017 the Company entered into an unsecured convertible promissory note for $25,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $25,000, and the related accrued interest is $7,200 and $1,764, respectively. This note is currently in default bearing a default interest rate of 24%.

On February 13, 2017 the Company entered into an unsecured convertible promissory note for $95,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $95,000, and the related accrued interest is $25,333 and $5,830, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 15, 2017 the Company entered into a secured convertible promissory note for $60,000, due on March 15, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $60,000, and the related accrued interest is $16,240 and $3,827, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 17, 2017 the Company entered into a secured convertible promissory note for $80,000, due on March 17, 2018, bearing interest at 15% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 45% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $80,000, and the related accrued interest is $24,622 and $9,534, respectively. This note is currently in default bearing a default interest rate of 20%.

On March 17, 2017 the Company entered into an unsecured convertible promissory note for $60,000, due on March 17, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $60,000, and the related accrued interest is $9,040 and $3,814, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 17, 2017 the Company entered into an unsecured convertible promissory note for $25,000, due on March 17, 2018, bearing interest at 15% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 45% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $25,000, and the related accrued interest is $7,556 and $2,877, respectively. This note is currently in default bearing a default interest rate of 20%.

On April 7, 2017 the Company entered into an unsecured convertible promissory note for $20,000, due on April 7, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $20,000, and the related accrued interest is $5,093 and $1,179, respectively. This note is currently in default bearing a default interest rate of 24%.

On May 3, 2017 the Company entered into an unsecured convertible promissory note for $20,000, due on May 3, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $20,000, and the related accrued interest is $4,524 and $1,065, respectively. This note is currently in default bearing a default interest rate of 24%.

On May 3, 2017 the Company entered into a secured convertible promissory note for $60,000, due on May 3, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $60,000, and the related accrued interest is $13,573 and $3,196, respectively. This note is currently in default bearing a default interest rate of 24%.

On August 7, 2017 the Company entered into a secured convertible promissory note for $78,750, due on August 7, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $78,750, and the related accrued interest is $12,600 and $2,537, respectively. This note is currently in default bearing a default interest rate of 24%.

On December 13, 2017 the Company entered into a secured convertible promissory note for $60,000, due on September 14, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 and 2017 is $60,000, and the related accrued interest is $5,520 and $250, respectively. This note is currently in default bearing a default interest rate of 24%.

(F-12)

Contents

On March 5, 2018, the Company entered into an unsecured convertible promissory note for $302,612 in settlement of previous convertible promissory notes from 2013 and 2014, of which $249,250 was principal and $53,362 was interest accrued through the date of issuance of this note, due on March 5, 2019, bearing interest at 8% per annum, with an original issuance discount of $1,500. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 50% of the closing price on the trading day immediately prior to the conversion date. The principal amount of the note at December 31, 2018 $302,612, and the related accrued interest is $19,838, respectively. This note is currently in default.

On March 13, 2018 the Company entered into an unsecured convertible promissory note for $15,000, due on March 23, 2019, bearing interest at 15% per annum, with an original issuance discount of $1,500. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of the lower of $0.01 per share or 45% of the lowest trading price during the last twenty trading day period, including the date of conversion. In addition to this note, the Company granted 500,000 warrants to purchase common stock at an exercise price of $0.10 per share expiring on March 23, 2023. The principal amount of the note at December 31, 2018 $15,000, and the related accrued interest is $1,731, respectively. This note is currently in default.

On May 10, 2018 the Company entered into a secured convertible promissory note for $20,000, due on May 10, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 $20,000, and the related accrued interest is $764, respectively. This note is currently in default.

On June 25, 2018 the Company entered into a secured convertible promissory note for $32,000, due on June 25, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 $32,000, and the related accrued interest is $1,266, respectively. This note is currently in default.

On July 24, 2018, the Company entered into an unsecured convertible promissory note for $70,000, due on July 24, 2019, bearing interest at 12% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a conversion price of $0.025 per share or 50% of the lowest trading price during the last twenty trading day period, not including the date of conversion, whichever is lower. The principal amount of the note at December 31, 2018 $70,000, and the related accrued interest is $6,222, respectively. This note is currently in default.

On September 2, 2018 the Company entered into an unsecured convertible promissory note for $12,500, due on September 1, 2019, bearing interest at 10% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest intraday trading price during the last five trading day period, including the date of conversion. The principal amount of the note at December 31, 2018 $12,500, and the related accrued interest is $410, respectively. This note is currently in default.

On September 17, 2018 the Company entered into a secured convertible promissory note for $40,000, due on September 17, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share. The principal amount of the note at December 31, 2018 $40,000, and the related accrued interest is $1,373, respectively.

On October 26, 2018 the Company entered into a secured convertible promissory note for $100,000, due on October 26, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share. The principal amount of the note at December 31, 2018 $100,000, and the related accrued interest is $2,167, respectively.

On December 13, 2018 the Company entered into a secured convertible promissory note for $30,000, due on October 26, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share. The principal amount of the note at December 31, 2018 $30,000, and the related accrued interest is $180, respectively.

Maturity
2019	$1,037,656
2020	170,000
Less: Debt discount	(282,613)
Total	925,043

(F-13)

Contents

NOTE 9 – NOTE PAYABLE

During 2013 and 2014, the Company received unsecured advances from an investor totaling $88,957 for   the purchase of inventory. The note had no stated term and bears no interest.

During 2018, the Company entered into four loans for the purchase of and secured by vehicles with terms of 72 to 75 months and interest rates ranging from 6.99% to 8.94% with combined outstanding balance of $96,717 as of December 31, 2018.

Maturity
2019	$102,188
2020	14,668
2021	15,822
2022	17,068
2023 and thereafter	35,928
Total	$185,674

NOTE 10 – PREFERRED STOCK LIABILITY

During 2018, the Company entered stock purchase agreements to sell 5 Preferred Series A shares for $25,000 per share, totaling $125,000. Payment for the shares was received during 2018, however the Article of Incorporation to increase the number of authorized share of Series A Preferred Stock from 100 shares to 200 shares was not done until March 12, 2019.

NOTE 11 – RELATED PARTY TRANSACTIONS

On December 1, 2016, the Company entered into employment agreements with certain key executives with initial terms of five years and call for compensation in cash and equity in the Company as follows:

Employee	Position	Cash Compensation		Equity Compensation
Tanya Bredemeier	Chairman and COO	$75,000	*	25%
Robert Rico	Chief Executive Office	$125,000		10%
Steve Polisar	Chief Legal Officer	$36,000	*	30%
Jorge Moreno**	Chief Marketing Officer	$40,000	*	10%

*= Second and each subsequent year compensation will increase by 20% after corporate financing milestones are met.

** = Terminated June 19, 2018

Additionally, an employment agreement was entered into on May 5, 2017, with Luis Ravelo, Vice President of Operations. The agreement has a one-year renewable term with an annual salary of $104,000. As of December 31, 2018, and 2017 related party payroll liabilities totaled $165,945, respectively. Mr. Ravelo's employment agreement was not renewed.

Certain employees and shareholders were granted shares of Series A preferred stock in 2017. For the years ended December 31, 2017 and 2016 employees and shareholders received a total of 100 shares of Series A preferred stock valued at $2,811,782.

The Company has outstanding loans payable to related parties totaling $417,018 as of December 31, 2018 and 2017. Firstly, the Company has received loans from related parties for working capital purposes. These unsecured loans bear interest at a rate of 6% per annum and have no repayment terms. For the years ended December 31, 2018 and 2017 the Company was loaned a net of $0 and $80,249, respectively. As of December 31, 2018, and 2017, the outstanding balance of these loans is $102,018, respectively. Secondly, as part of the Cafesa acquisition on April 25, 2017, the Company is required to make cash and stock payments to a related party. For the year ended December 31, 2017, the Company made cash payments totaling $105,000. As of December 31, 2018, and 2017, the outstanding balance due to this related party is $315,000.

During 2017, the Company entered into contracts with members of the Board of Directors to serve on the Company’s Board of Directors. As part of being a member of the Board, the Company has agreed to provide each member 250,000 shares of restricted common stock, totaling 1,500,000 shares, as compensation.

On October 17, 2017, the Board entered into an engagement agreement for financial data supporting schedule preparation with an existing member of the Board of Directors. Fees relating to this agreement totaled $38,000. On February 27, 2018, the Company issued 500,000 shares of common stock with a fair market value of $40,000 to a current member of the Board of Directors as settlement of accounts payable.

During 2018, the Company entered into various stock purchase agreements with a member of the Board of Directors to issue a total of 137,000 share of common stock for $0.05 per share for a total of $6,850.

NOTE 12 – LINE OF CREDIT

The Company has a revolving business credit line of $5,000 with one of its banks with a variable interest rate of 5% above the Prime rate of the respective bank. As of December 31, 2018, and 2017 the balance due on the line of credit was $4,995 and $4,936, respectively. The line of credit is collateralized by a certificate of deposit in the amount of $5,300, which matures on December 8, 2020.

NOTE 13 – INCOME TAXES

The provision for income taxes represents estimated federal and state income taxes. From the Company’s inception on August 20, 2015 to February 4, 2017, the Company was not subject to federal and state income taxes since it was operating as a Limited Liability Company. On February 5, 2017, as a result of the reverse merger, the Company became subject to corporate federal and state income taxes as a C corporation. The effective tax rate for the years ended December 31, 2018 and 2017 were 27% and 41%, respectively, and diverged from the combined federal and state statutory rates strictly due to differences in the tax rates.

Reconciliation between the statutory United States corporate income tax rate and the effective income tax rates based on continuing operations is as follows:

	December 31,
	2018	2017
Income tax expense at Federal statutory rate of 21 and 35%, respectively	156,549	241,843
State income tax expense (benefit), net of Federal effect	43,387	40,216
Change in valuation allowance	(199,936)	(282,059)
Total	—	—

As of December 31, 2018 and 2017, the Company’s deferred tax asset is $481,995 and 282,059, respectively, with an offsetting valuation allowance of $481,995 and 282,059, respectively, resulting in a net deferred tax asset of $0 for both years.

At December 31, 2018, the Company has available net operating losses of approximately $1,520,056 which may be carried forward to apply against future taxable income. These losses will expire carryforward indefinitely. The net operating losses may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

The Company has not filed its applicable Federal and State tax returns for the years ended December 31, 2018 and 2017 and may be subject to penalties for noncompliance.

(F-14)

Contents

NOTE 14 – EQUITY

Preferred Stock

As of December 31, 2018, and 2017, the Company has 19,999,900  undesignated shares of preferred stock authorized, no par value, of which nil shares are issued and outstanding.

The Company has designated 100 shares of Series A Preferred Stock for issuance.   Each share of Series A Preferred Stock (i) pays no dividends, (ii) is convertible into a number of common shares equal to 2% of the issued and outstanding shares at the time of conversion, (iii) has no liquidation preference, and (v) has voting rights equal to the number of shares into which they can be converted. For the year ended December 31, 2017, the Company issued 100 shares of Series A Preferred Stock to certain employees and shareholders, respectively, valued on an as if converted basis of $28,118 per share.   On March 4, 2019, amended the Certificate of Designation of the Series A Preferred Stock of the Company to increase the number of authorized A Series Preferred Stock of the Company to 200 shares.

As of December 31, 2018, and 2017, the Company has 10,000,000 authorized shares of Series B Preferred Stock, no par value, of which nil shares are issued and outstanding. The Series B Preferred Stock carries super voting rights at a 1:1 ratio of the entire voting Common Stock eligible to vote at any time until such Series B Preferred shares are either converted, redeemed, liquidated or cancelled. The Series B Preferred Stock is convertible into common stock at a 1:1 ratio (i.e. – one share of common stock issued for each share of Series B Preferred Stock converted).

Common Stock

As of December 31, 2018, and 2017, the Company has 400,000,000 authorized shares of common stock, par value $0.001, of which 74,116,845 and 61,125,687 shares are issued and outstanding, respectively.

On February 5, 2017, as part of the reverse merger, the Company issued 7,375,687 shares of common stock (see Note 1). During 2017, the Company issued a total of 3,750,000 shares of common stock totaling $71,250 for services rendered.

During 2018, the Company issued a total of 4,809,678 shares of common totaling $266,073   for services rendered. In addition, the Company issued 100,000 shares of common stock for the purchase of equipment valued at $5,000. The Company also issued 3,852,000 shares of common stock for cash totaling $93,100, of which 137,000 common shares were issued to related parties for $6,850. The Company issued 500,000 shares as settlement of $40,000 of accounts payable with a current director. As compensation during 2018, the Company issued 3,729,480 shares of common stock. 1,500,000 shares of common stock totaling $73,500 were issued to members of the Board of Directors. The remaining 2,229,480 shares of common stock issued as compensation totaling $109,250 was issued to non-management employees.

NOTE 15 – WARRANTS

During the years ended December 31, 2018 and 2017, the Company granted a total of 2,392,384 and 4,088,874, respectively, warrants to acquire shares of common stock at a range of $0.02 to $0.03 and $0.01 to $0.03 per share, respectively. All tranches of stock purchase warrants were issued to various note holders in connection with the issuance of convertible debt. The intrinsic value of the 4,088,874 warrants as of December 31, 2017 is $147,461.

A summary of the status of the Company’s warrants as of December 31, 2018 is presented below:

	Number of Options and Warrants
	December 31,
	2018	2017
Outstanding at beginning of year	4,088,874	—

Options and warrants granted	2,392,384	4,088,874
Options and warrants exercised	—	—
Options and warrants forfeited or expired	—	—
Outstanding at December 31, 2018	6,481,258	4,088,874
Exercisable at December 31, 2018	6,481,258	4,088,874

The following table summarizes information about warrants as of December 31, 2018:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 to $0.10	6,481,258	2.27	0.05	6,481,258	0.05

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

William Graubard v. Grand Havana Inc., Case No. CACE – 19-0201073, 17th Judicial Circuit in and for Broward County, Florida. Mr. Grabuard sued in the Company in October 2019 alleging breach of a consulting agreement. Mr. Graubard is claiming damages equal to the value of 250,000 shares of the Company’s common stock. The Company has filed a motion to dismiss the claim. At this early stage of the litigation, no determination can be made at this time with regard to the outcome of the litigation. The Company intends to continue to vigorously defend the action.

The Company has a one-year lease for approximately 225 square feet of office space located at 407 Lincoln Road, Miami Beach, FL 33139. The lease started May 1, 2017 and ended April 30, 2018. The monthly rental payments are $600 per month. This lease was extended on a month to month basis through July 2018 with the same terms. During 2018, the Company entered into a 2-year lease agreement for approximately 1,800 square feet of office space located at 2300 NW 7th Place, Miami, FL 33127. The lease started July 12, 2018 and ends July 11, 2020. The monthly rental payments are $1,495 per month for the first year and $1,548 for the second year.

Future minimum rentals on non-cancelable leases for the year ending December 31, 2018 are as follows:

2019	$35,869
2020	29,116
2021	1,657
Total	$64,985

(F-15)

Contents

NOTE 17 – SUBSEQUENT EVENTS

On January 1, 2019, the Company engaged a current member of the Board to perform accounting and tax services relating to 2018 and 2019 for the Company, payment for monthly services is done in the Company’s common stock at a rate of $0.035 per share.

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

On January 13, 2019, the Company entered into a two-year lease for office and warehouse space located at 761 NW 23 Street, Miami, FL 33127. The lease began February 1, 2019 and ends January 31, 2021. The monthly rental payments are $1,601 per month for year 1 and $1,657 per month for year 2 of the lease.

On January 29, 2019, the Company issued 194,892 shares of common stock at a price of $0.05 per share as part of an October 1, 2018 amendment to a consulting services agreement.

On February 6, 2019, the Company issued 100,000 shares of common stock at a price of $0.05 per share for $5,000 cash.

On February 25, 2019, the Company issued 150,000 shares of common stock at a price of $0.04667 per share for $7,000 cash.

On March 1, 2019, the Company issued 50,000 shares of common stock at a price of $0.05 per share for $2,500 cash.

On March 12, 2019, the Company entered into a secured promissory note for $50,000, due on July 12, 2019, bearing interest at 8% per annum and secured by 60 shares of Series A preferred stock. This note was further extended through October 12, 2019 and paid in full on October 4, 2019.

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

On April 25, 2019, the Company entered into two secured convertible promissory notes for $33,000 each totaling $66,000, due on April 25, 2020, bearing interest at 10% per annum, each with an original issuance discount of $3,000 and secured by the assets of the Company. Both convertible promissory notes contain a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate equal to the lower of $.11 per share or 50% of the lowest trading price during the last twenty trading day period, including the date of conversion. In addition to the notes, the Company granted 75,000 warrants to purchase common stock at an exercise price of $0.11 per share expiring on April 25, 2022.

(F-16)

Contents

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

On June 1, 2019, the Company entered into a six-month consulting agreement including a commencement bonus of 250,000 shares of common stock valued at $0.19 per share for a total of $47,500. This agreement was terminated by the Company on August 8, 2019 with cause and common shares were not issued.

On June 26, 2019, the Company issued 571,429 shares of common stock at a price of $0.035 per share for $20,000 cash.

On June 30, 2019, the Company entered into a six-month marketing services and social media marketing agreement including a commencement bonus of 1,250,000 share of common stock valued at $0.135 per share for a total of $168,750 plus monthly payments of $6,500, totaling $39,000.

On July 8, 2019, the Company issued 285,714 shares of common stock at a price of $.035 per share of $10,000 cash.

On July 18, 2019, the Company issued 285,714 shares of common stock at a price of $.035 per share of $10,000 cash.

On July 19, 2019, the Company issued 4 shares of Series A Preferred Stock for services rendered.

On August 10, 2019, the Company entered into a twelve month public relations agreement including a commencement bonus of 100,000 shares of common stock and monthly payment of between $4,000-$7,500 per month, totaling $71,250.

On August 16, 2019, the Company entered into a secured convertible promissory note for $30,565, due on August 16, 2020, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion.

On September 9, 2019, the Company issued 1,750,000 shares of common stock at a price of $.035 per share of $50,000 cash.

On September 16, 2019, the Company entered into a secured convertible promissory note for $28,000, due on September 16, 2020, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period, including the date of conversion.

On October 1, 2019, the Company entered into subscription agreements with four shareholders to purchase 1.25 shares of Series A Preferred shares each at a price of $5,600 per share, totaling 5 Series A Preferred Shares for $28,000.

On December 30, 2019, the Company entered into an unsecured short-term promissory note for $10,000, due on January 29, 2019, bearing interest at 6% per annum.

On December 30, 2019, the Company entered into an unsecured short-term promissory note for $5,000 with a member of the Board of Directors, due on January 29, 2019, bearing interest at 6% per annum

Management has evaluated all transactions and events after the balance sheet date through the date on which these financials were available to be issued, and except as already included in the notes to these consolidated financial statements, has determined that no additional disclosures are required.

(F-17)

Contents