Form 10-Q
period 2019-03-31
GRAND HAVANA INC.
filed 2020-10-20
CIK 1514113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-172850

GRAND HAVANA INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-0631947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

761 NW 23rd Street, Miami, Florida 33127

(Address of Principal Executive Offices, including Zip Code)

Tel No.: 800-608-5441

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GHAV	OTC Pink Market Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The number of shares outstanding of the registrant’s classes of common stock as of October 20, 2020 was 132,224,189 shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information contained in this Report, including in the documents incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our unaudited financial statements and the related notes included in this Report.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$1,351	$1,463
Accounts receivable, net	3,783	4,302
Inventory, net	7,697	1,549
Prepaid expenses and other current assets	16,292	10,514
Total Current Assets	29,123	17,828

Property and equipment, net	255,275	224,219
Right-of-use asset - operating lease	51,862	—
Security deposits	1,400	1,400
Intangible assets, net	16,660	16,978
Certificate of deposit	5,300	5,300
TOTAL ASSETS	$359,620	$265,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$462,657	$390,569
Accrued interest	228,680	180,684
Convertible notes, net	891,392	755,043
Notes payable	152,842	102,188
Loans payable - related parties	417,018	417,018
Right-of-use liabilities - operating lease	32,021	—
Line of credit	4,946	4,995
Derivative liabilities	13,291,640	12,244,301
Payroll liabilities - related parties	287,995	282,543
Payroll liabilities	64,165	52,160
Preferred stock liability	—	125,000
Total Current Liabilities	15,833,356	14,554,501

Long term portion of convertible loans, net	170,000	170,000
Long term portion of notes payable	79,936	83,486
Long term Right-of-use liabilities - operating lease	19,996
TOTAL LIABILITIES	$16,103,288	$14,807,987

STOCKHOLDERS' DEFICIT:
Undesignated Preferred stock, $0.001 par value, 19,999,900 shares authorized; no shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	—	—
Preferred Series A stock, $0.001 par value, 200 and 100 shares authorized, respectively; 105 and 100 shares issued and outstanding, respectively	1	1
Preferred Series B stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized; 76,569,065 and 74,116,845 shares issued and outstanding, respectively	76,569	74,117
Additional paid-in capital	2,830,315	2,567,250
Accumulated deficit	(18,814,226)	(17,347,076)
Total Grand Havana stockholders' deficit	(15,907,341)	(14,705,708)

Non-controlling interest	163,673	163,446

TOTAL STOCKHOLDERS' DEFICIT	(15,743,668)	(14,542,262)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$359,620	$265,725

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months
	ended March 31,
	2019	2018

NET REVENUES:
Revenues, net	$42,835	$50,627
TOTAL NET REVENUES	42,835	50,627

COST OF GOODS SOLD:
Cost of goods sold	28,637	27,026
TOTAL COST OF GOODS SOLD	28,637	27,026

GROSS PROFIT	14,198	23,601

OPERATING EXPENSES:
General and administrative expenses	178,427	138,913
Depreciation and amortization	11,996	4,269
Payroll and related expenses	103,395	194,800
TOTAL OPERATING EXPENSES	293,818	337,982

(LOSS) FROM OPERATIONS	(279,620)	(314,381)

OTHER INCOME (EXPENSE):
Interest expense, net	(236,733)	(281,552)
Change in derivative liabilities	(950,570)	3,503,047
Other income	—	190
TOTAL OTHER INCOME (EXPENSE)	(1,187,303)	3,221,685

NET INCOME (LOSS)	(1,466,923)	2,907,304

LESS: NET (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(227)	(189)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,467,150)	$2,907,115

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	75,442,347	64,505,244
Diluted	75,442,347	223,484,612

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Preferred Stock						Additional		Non-
	Class A		Class B		Common Stock		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2018	100	$1	—	$—	74,116,845	$74,117	$2,567,250	$(17,347,076)	163,446	$(14,542,262)

Issuance of preferred class A shares as settlement of liability	5	—	—	—			125,000	—	—	125,000

Shares issued as compensation	—	—	—	—	1,551,820	1,552	67,425	—	—	68,977

Issuance of shares for cash	—	—	—	—	500,000	500	19,000	—	—	19,500

Issuance of shares as settlement of debt	—	—	—	—	400,400	400	1,600	—	—	2,000

Resolution of derivative liability through APIC	—	—	—	—	—	—	50,040	—	—	50,040

Net Income (Loss)	—	—	—	—	—	—	—	(1,467,150)	227	(1,466,923)

Balances, March 31, 2019	105	$1	—	$—	76,569,065	$76,569	$2,830,315	$(18,814,226)	163,673	$(15,743,668)

Balances, December 31, 2017	100	$1	—	$—	61,125,687	$61,126	$1,991,817	$(8,776,179)	167,435	$(6,555,800)

Issuance of shares for cash	—	—	—	—	460,000	460	20,540	—	—	21,000

Issuance of shares as settlement of accounts payable - related party	—	—	—	—	500,000	500	39,500	—	—	40,000

Shares issued as compensation	—	—	—	—	3,500,000	3,500	189,750	—	—	193,250

Net Income	—	—	—	—	—	—	—	2,907,115	189	2,907,304

Balances, March 31, 2018	100	$1	—	$—	65,585,687	$65,586	$2,241,607	$(5,869,064)	167,624	$(3,394,246)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the three months
	ended March 31,
	2019		2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before non-controlling interest		$(1,466,923)		$2,907,304
Adjustment to reconcile change in net (loss) income to net cash and cash equivalents used in operating activities:
Depreciation expense		11,678		3,102
(Gain) on sale of equipment		-		(190)
Amortization of intangibles		318		1,167
Loss on settlement of accounts payable - related party		-		2,000
Default interest capitalized into convertible note payable		47,875
Amortization of debt discount		138,974		266,269
Change in derivative liabilities		950,570		(3,503,047)
Stock-based compensation		68,977		193,250
Amortization of right-of-use assets - operating lease		6,128		-

Changes in operating assets and liabilities:
Accounts receivable		519		1,909
Inventory		(6,148)		9,766
Prepaid expenses and other current assets		(5,778)		-
Accounts payable and accrued expenses		72,088		57,047
Accrued interest		47,996		(38,108)
Lease liability		(5,973)		-
Payroll and related liabilities		12,005		(3,412)
Payroll and related liabilities - related parties		5,452		43,877

NET CASH USED IN OPERATING ACTIVITIES		(122,242)		(59,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(42,734)		(5,022)
Proceeds from sale of equipment		-		499

NET CASH USED IN INVESTING ACTIVITIES		(42,734)		(4,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable		98,309		13,500
Net proceeds from notes payables		47,104		-
Net (repayments towards) advances from line of credit		(49)		54
Proceeds from sale of common stock		19,500		21,000

NET CASH PROVIDED BY FINANCING ACTIVITIES		164,864		34,554

Net decrease in cash		(112)		(29,035)

Cash, beginning of year		1,463		30,185

Cash, end of period		$1,351		$1,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$1,895		$-
Cash paid for taxes		$-		$-

NON-CASH ACTIVITIES:
Initial recognition of right-of-use asset and lease liability		$57,990		$-
Debt discounts on convertible notes payable		$146,809		$316,112
Resolution of derivative liability through APIC		$50,040	$
Issuance of preferred stock for settlement of preferred stock liability		$125,000		$-
Conversion of debt and accrued interest into common stock		$2,000		$-
Common stock issued for settlement of accounts payable - related party		$-		$38,000
Increase in principal of convertible notes due to default provisions	$			$53,362

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

GRAND HAVANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

Grand Havana Inc. f/k/a Junkiedog.com, Inc. (the “Company”) was incorporated in the State of Texas in 2009 as Unique Underwriters, Inc.

On April 25, 2017, the Company entered into an agreement to purchase 70% of the issued and outstanding capital stock of Cafesa Co., a Florida corporation that is a coffee wholesaler. Cafesa became a majority owned subsidiary of Grand Havana Master LLC. During the fourth quarter of 2019, the Company determined to shut down Cafesa Co. and started to build up customer base on its own effort for the same coffee distribution business in the same geographical area. After analyzing the affect by the criteria provided by ASC 205-20-55, the Company has concluded that the abandonment of Cafesa Co. should not be considered as “discontinued operations” since the abandonment does not represent a strategic shift that has (or will have) a major affect on the Company’s operations and financial results.

On June 3, 2019, the Company filed Articles of Organization as a Domestic Limited Liability Company with the Florida Secretary of State creating a new wholly owned subsidiary, Grand Master Brands LLC (“GMB”). The business purpose of GMB is to provide marketing and sales services for the Company’s products to retail businesses.

Grand Havana, Inc. and its subsidiaries, Grand Havana Master LLC, Cafesa Co., Grand Master Brands LLC, Unique Underwriters, Inc., are hereinafter referred to as the “Company”.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2018 and 2017 which are included on a Form 10-K filed on February 10, 2020. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods shown have been reflected herein. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2018 have been omitted.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements reflect the consolidation of the individual unaudited financial statements of Grand Havana, Inc., Grand Havana Master LLC, Unique Underwriters, Inc, and Cafesa Co. All significant intercompany accounts and transactions have been eliminated.

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

Index

The following table presents the derivative financial instruments, recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$12,488,225	$—	$—	$12,488,225
Warrants	$803,415	$—	$—	$803,415

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$11,418,125	$—	$—	$11,418,125
Warrants	$826,176	$—	$—	$826,176

The Company uses a multinomial lattice model that values the derivative liability within the convertible notes and warrants based on probability weighted discounted cash flow model. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	As of March 31, 2019
	Conversion	Warrants
	Option
Volatility	126.00%-486.65%	225.42%-748.56%
Dividend Yield	0%	0%
Risk-free rate	2.27%-2.44%	2.21%-2.40%
Expected term	0.11-1.58 years	0.87-3.98 years
Stock price	$0.13	$0.13
Exercise price	$0.005-0.072	$0.01-0.13
Derivative liability fair value	$12,488,225	$803,415

	As of December 31, 2018
	Conversion	Warrants
	Option
Volatility	207.03%-699.96%	339.96%-982.13%
Dividend Yield	0%	0%
Risk-free rate	2.48%-2.63%	2.46%-2.63%
Expected term	0.18-1.82 years	1.12-4.23 years
Stock price	$0.13	$0.13
Exercise price	$0.005-0.083	$0.012-0.10
Derivative liability fair value	$11,418,125	$826,176

The following table presents a summary of the Company’s derivative liabilities as of March 31, 2019 and 2018:

	March 31,	March 31,
Description	2019	2018
Beginning balance	$12,244,301	$4,960,740
Proceeds, payments and conversions	96,769	316,112
Total change in fair value	950,570	(3,503,047)
Ending balance	$13,291,640	$1,773,805

Index

LEASES

On January 1, 2019, the Company adopted ASU 2016-02 (Topic 842) using the modified retrospective method. The Company leases approximately 1,800 square feet of office and warehouse space located at 2300 NW 7th Place, Miami, LF 33127. We have a 2-year lease at a cost of $1,495 per month for the first year and $1,548 per month for the second year of the lease. The lease expires in June 2020. On January 13, 2019, the Company entered into a two-year lease for office and warehouse space located at 761 NW 23 Street, Miami, FL 33127, effective February 1, 2019 through January 31, 2021. The monthly rental payments are $1,607 per month for the first year and $1,657 per month for the second year of the lease. At the time of adoption, the Company recognized a right of use asset and corresponding liability in the amount of $57,990, respectively. The incremental borrowing rate , used for this calculation, which is the rate of interest that a lessee would have to pay to borrow the funds to acquire a similar underlying asset, is 15.27%.  The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption under which leases with a lease term of 12 months or less are not recorded on the Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes. As of March 31, 2019, the ROU asset is $51,862. As of March 31, 2019, the current and long-term portion of lease liabilities are $32,021, and $19,996, respectively. For the three months ended March 31, 2019, the Company recognized amortization of ROU assets of $6,128 and reduction of lease related liability in the amount of $5,973.

EARNINGS (LOSS) PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income(loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income(loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the three months ended March 31, 2019, there were 266,355,844 shares issuable upon exercise of outstanding convertible notes, warrants and Series A preferred stock which have been excluded as anti-dilutive. For the three months ended March 31, 2018, there were 25,161,417 shares issuable upon exercise of outstanding convertible notes, 2,646,577 shares issuable upon exercise of outstanding warrants, and 131,171,374 shares issuable upon exercise of outstanding Series A Preferred stock considered for their dilutive effects.

The reconciliation of basic and diluted earnings (loss) per share is as follows:

	For three months ended
	March 31,
	2019	2018
Basic net income (loss)	$(1,467,150)	$2,907,115
(Less) Back: Change in derivative liabilities	—	(3,503,047)
Add Back: Amortization of Debt discount	—	266,269
Diluted Net Income (Loss)	$(1,467,150)	$(329,663)

Basic and dilutive shares
Weight average basic shares outstanding	75,442,347	64,505,244
Shares issuable from Convertible notes	—	25,161,417
Shares issuable from Warrants	—	2,646,577
Shares issuable from Series A Preferred Stock	—	131,171,374
Dilutive Shares	75,442,347	223,484,612

Income (Loss) Per Share:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$(0.00)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued guidance within ASU 2017-04, Intangibles-Goodwill and Other. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to our financial position, results of operations or cash flows.

Index

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net loss of $1,467,150 for the three months ended March 31, 2019. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the consolidated balance sheet date. As of March 31, 2019 and December 31, 2018, the Company had working capital deficits $15,804,233 and $14,536,673, respectively. Our historical operating results raise substantial doubt exists related to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations, any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – FIXED ASSET

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Equipment	$193,910	$151,177
Vehicles	106,081	106,080
Less: Accumulated depreciation	(44,716)	(33,038)
Property and equipment, net	$255,275	$224,219

Depreciation expense for the three months ended March 31, 2019 and 2018 were $11,678 and $3,102, respectively. During the first quarter of 2019, the Company purchased property and equipment for $42,734.

Index

NOTE 5 –CONVERTIBLE NOTES

On February 13, 2017, the Company entered into an unsecured convertible promissory note for $25,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal increased by $2,500 as a result of default penalty. As of March 31, 2019 and December 31, 2018, the outstanding balance of the note was $27,500 and $25,000, respectively and the related accrued interest was $8,850 and $7,200, respectively. This note is currently in default bearing a default interest rate of 24%.

On February 13, 2017, the Company entered into an unsecured convertible promissory note for $95,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal increased by $9,500 as a result of default penalty. As of March 31, 2019 and December 31, 2018, the outstanding balance of the note was $104,500 and $95,000, respectively, and the related accrued interest was $31,603 and $25,333, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 15, 2017, the Company entered into a secured convertible promissory note for $60,000, due on March 15, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal increased by $6,000 as a result of default penalty. As of March 31, 2019 and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $20,200 and $16,240, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 17, 2017, the Company entered into an unsecured convertible promissory note for $60,000, due on March 17, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal was increased by $6,000 as a result of default penalty. As of March 31, 2019 and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $11,680 and $9,040, respectively. This note is currently in default bearing a default interest rate of 24%.

On April 7, 2017, the Company entered into an unsecured convertible promissory note for $20,000, due on April 7, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal was increased by $2,000 as a result of default penalty. As of March 31, 2019, and December 31, 2018, the outstanding balance of the note was $22,000 and $20,000, respectively, and the related accrued interest was $6,413 and $5,093, respectively. This note is currently in default bearing a default interest rate of 24%.

Index

On May 3, 2017, the Company entered into an unsecured convertible promissory note for $20,000, due on May 3, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal was increased by $2,000 as a result of default penalty. As of March 31, 2019, and December 31, 2018, the outstanding balance of the note was $22,000 and $20,000, and the related accrued interest was $4,806 and $4,524, respectively. This note is currently in default bearing a default interest rate of 24%.

On May 3, 2017, the Company entered into a secured convertible promissory note for $60,000, due on May 3, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal was increased by $6,000 as a result of default penalty. As of March 31, 2019, and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $14,418 and $13,573, respectively. This note is currently in default bearing a default interest rate of 24%.

On August 7, 2017, the Company entered into a secured convertible promissory note for $78,750, due on August 7, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal was increased by $7,875 as a result of default penalty and the company converted $2,000 of the principal to 400,400 shares of common stock at $0.005 per shares. Please refer to note 8 for further discussion. As of March 31, 2019, and December 31, 2018, the outstanding balance of the note was $84,625 and $78,750, respectively, and the related accrued interest was $15,221 and $12,600, respectively. This note is currently in default bearing a default interest rate of 24%.

On December 13, 2017, the Company entered into a secured convertible promissory note for $60,000, due on September 14, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first quarter of 2019, the principal was increased by $6,000 as a result of default penalty. As of March 31, 2019, and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $7,938 and $5,520, respectively. This note is currently in default bearing a default interest rate of 24%.

On January 8, 2019, the Company entered into a secured convertible promissory note for $35,000, due on December 31, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. As of March 31, 2019, the outstanding balance of the note was $35,000, and the related accrued interest was $667. As of filling date, this note is in default bearing a default interest rate of 16%.

On January 3, 2019, the Company entered into a secured convertible promissory note for $63,309, due on January 3, 2020, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 73,046 warrants to acquire common stock at $0.13 per share, please refer to Note 9 for further discussion. As of March 31, 2019, the outstanding balance of the note was $63,309, and the related accrued interest was $1,221. As of filling date, this note is in default bearing a default interest rate of 16%.

As of March 31, 2019 and December 31, 2018, the Company has outstanding convertible notes, net of debt discount, in the amount of $1,061,392 and $925,043, respectively. During the three months ended March 31, 2019, the Company amortized $138,974 of debt discount while recognizing $146,809 in additional debt discount on convertible notes payable.

Index

NOTE 6 – NOTES PAYABLES

During 2018, the Company entered into four loans for the purchase of and secured by vehicles with terms of 72 to 75 months and interest rates ranging from 6.99% to 8.94%. The combining outstanding balance on these notes is $93,821 and $96,717 as of March 31, 2019 and December 31, 2018, respectively.

On March 12, 2019, the Company entered into a secured promissory note for $50,000, due on October 11, 2019, bearing interest at 8% per annum and secured by the assets of the Company. As of March 31, 2019, the outstanding balance of the note was $50,000, and the related accrued interest was $219. This note was repaid subsequent to period end.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During 2018, the Company entered into various stock purchase agreements with various members of the Board of Directors to issue a total of 137,000 share of common stock for $0.05 per share and 5 shares of Preferred Series A stock for $25,000 per share for a total of $131,850.

During the first quarter of 2019, the Company entered into various stock purchase agreements with various members of the Board of Directors to issue a total of 300,000 share of common stock for totaling $14,500.

During 2017, the Company received loans totaling $102,018, from related parties for working capital purposes. These unsecured loans bear interest at a rate of 6% per annum and have no repayment terms. These notes are due on demand and bear no interest. As of March 31, 2019 and December 31, 2018, the outstanding balance on these related party notes were $102,018, and the related accrued interest was $11,216 and $9,703, respectively.

As part of the Cafesa acquisition on April 25, 2017, the Company is required to make cash and stock payments totaling $315,000 to a related party. No repayments or borrowings were made during the first quarter of 2019 and the full year of 2018. As of March 31, 2019 and December 31, 2018, the outstanding balance due to this related party was $315,000. The Company is currently involved in a lawsuit with the note holder. Please refer to Note 10 for further discussion.

NOTE 8 – EQUITY

Preferred Stock

As of March 31, 2019, and December 31, 2018, the Company has 19,999,900 undesignated shares of preferred stock authorized, respectively. The preferred stock has no par value, of which nil shares are issued and outstanding.

During 2018, the Company entered stock purchase agreements to sell 5 Preferred Series A shares for $25,000 per share, totaling $125,000 to related parties. Payment for the shares was received during 2018. These shares of Preferred Series A were issued during the first quarter of 2019.

Common Stock

As of March 31, 2019, and December 31, 2018, the Company has 400,000,000 authorized shares of common stock, par value $0.001, of which 76,569,065 and 74,116,845 shares are issued and outstanding, respectively.

During 2018, the Company issued a total of 3,500,000 shares of common stock totaling $193,250 for services rendered. In addition, the Company issued 500,000 shares as settlement of $40,000 of accounts payable with a current director. The Company issued 460,000 shares of common stock in exchange for cash totaling $21,000.

During the first quarter of 2019, the Company issued 1,551,820 shares of common stock totaling $68,977 for services rendered, of which 342,143 shares totaling $59,232 were issued to related parties. In addition, 500,000 shares of common stock were issued in exchange for cash totaling $19,500, of which 300,000 shares were issued to a related party for $14,500. There were 400,400 shares of common stock issued for conversion of convertible notes and accrued interest valued at $2,000, and as a result settled $50,400 of derivative liabilities through additional paid in capital. Please refer to Note 5 for further discussion.

Index

NOTE 9 – WARRANTS

During the year ended December 31, 2018, the Company granted a total of 4,088,874 warrants to acquire shares of common stock at a range of $0.015 to $0.13 per share, respectively. All tranches of stock purchase warrants were issued to various note holders in connection with the issuance of convertible debt. During the first quarter of March 31, 2019, the Company granted 73,046 warrants to acquire shares of common stock from $0.13 per share. These tranches of stock purchase warrant were issued to note holder in connection with the issuance of convertible notes.

A summary of the status of the Company’s warrants as of March 31, 2019 is presented below:

	Number of Options and Warrants	Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,481,258	$0.01 to $0.10	2.27	0.05
Warrants granted	73,046	$0.13	2.76	0.13
Warrants exercised	—	—	—	—
Warrants forfeited or expired	—	—	—	—
Outstanding as of March 31, 2019	6,554,304	$0.01 to $0.13	2.03	0.05
Exercisable as of March 31, 2019	6,554,304	$0.01 to $0.13	2.03	0.05

As of March 31, 2019, all of the 6,554,304 outstanding warrants are exercisable.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Luis Ravelo and Lucia Ravelo v. Grand Havana Inc. and Grand Havana Master LLC, Case No. 2018-035017-CA-01 11th Judicial Circuit in and for Miami-Dade County, Florida. In May 2017 the Company acquired a 70% interest in Cafesa.co, a Florida corporation and a distributor of coffee to gas stations and convenience stores. In conjunction with the acquisition, Luis Ravelo became an employee and director of the Company. In June 2018, it became apparent that Mr. Ravelo had been misusing Company assets and had been diverting customers to a new venture he had created. On July 10, 2018, Mr. Ravelo resigned as a director of the Company. On October 31, 2018, Luis and Lucia Ravelo sued the Company and its wholly owned subsidiary, Grand Havana Master LLC, alleging breach of the Stock Purchase Agreement for the acquisition of Cafesa.co and Mr. Ravelo’s employment agreement with the Company. The Company filed a counterclaim alleging breach of the employment agreement, breach of the stock purchase agreement, fraud in the inducement and breach of fiduciary duty. The litigation is currently in the discovery stage and is currently set for trial in early 2021. The court has also ordered the parties to mediation. No determination can be made at this time with regard to the outcome of the litigation. The Company intends to continue to vigorously defend the action and to vigorously prosecute its counterclaims.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company entered into various, convertible or promissory notes totaling $383,815. The notes bear interest rate ranging from 0% to 12%. The due dates for these notes are range from due on demand to May 20, 2022.

The company entered into various agreements to issue an aggregate of 41 shares of Class A preferred stocks and 10,758,780 shares of common stocks for services rendered to the Company. In addition, the Company entered into several subscription agreements to issue 5 shares of Class A preferred stocks and 19,347,619 shares of common stock for $684,750. A total of 25,159,417 shares of common stock were also issued for various debt conversion. The Company issued 289,318 shares of common stock for cashless exercise of warrant. And 100,000 shares of common stock are issued for settlement of accounts payables.

On June 2, 2020, the Company entered into an agreement with third party to grant options to purchase up to 10 million shares of the Company’s common stock at $0.015 per share for an aggregate amount of $150,000. These options are granted in lieu of services rendered to the Company.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENT

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes to those unaudited consolidated financial statements that are included elsewhere in this Report. For ease of reference, “the Company”, “we,” “us” or “us” refer to Grand Havana, Inc. and subsidiaries unless otherwise stated.

Cautionary Statement Concerning Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Cardiff Lexington Corp. and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Cardiff Lexington Corp., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Cardiff Lexington Corp. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this annual report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

 Results of Operations for the Three months ended March 31, 2019 and 2018

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Index

Revenues

We had revenue of $42,835 and $50,627 for the three months periods ended March 31, 2019 and 2018, respectively. The change was mainly due to the decreases in sales volume of wholesale coffee.

Cost of Sales

Costs of sales was $28,637 for the three months period ended March 31, 2019 or 66.85% of revenues. The cost of sales was $27,026, or 53.38% of revenues for the three months period ended March 31, 2018. Cost of sales includes the costs directly attributable to revenue recognition, such as equipment costs, purchased costs, and payments to vendors. The increase in cost of sales was mainly due to the $10,445 increase in delivery cost, offset by $5,416 and $3,821 decreases in cost of coffee and cost of equipment, respectively.

Operating Expenses

We had operating expenses of $293,818 for the three months period ended March 31, 2019 compared to operating expenses of $337,985 for the three months period ended March 31, 2018. The decreases in operating expense was mainly due to $91,405 decrease in payroll expense, offset by $33,149 increase in professional fees.

Other Expenses/ Income

We had other expense of $1,187,303 for the three months period ended March 31, 2019 compared to other income of $3,221,685 during the for the three months period ended March 31, 2018. The increase in other expense was mainly due to the change in fair value of derivative liabilities. For the three months ended March 31, 2019 the Company recorded a loss in change in fair value of derivative liabilities of $950,570 compared to a gain in change in fair value of derivative liabilities of $3,503,047 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $122,242 for the three months period ended March 31, 2019, compared to $59,066 during the same period in 2018. During the first quarter of 2019, the net cash used in operating activities was due to the net loss of $1,466,923, which was increased by $6,148 change in inventory, $5,778 change in prepaid expense and other current asset, $5,973 change in lease liability, and was offset by $11,678 in depreciation expense, $318 in amortization of intangible assets, $47,875 in default interest capitalized into convertible note payable, $138,974 in amortization of debt discount, $950,570 in change in derivative liabilities, $68,977 in stock based compensation, $6,128 in amortization of right of use assets of operating lease, $519 change in accounts receivable, $72,088 change in accounts payable and accrued expense, $47,996 change in accrued interest, $12,005 change in payroll and related liabilities and $5,452 change in related party payroll and related liabilities.

During the three months ended 2018, the net cash used in operating activities was due to the net income of $2,907,304, which was increased by $3,102 in depreciation expense, $1,167 in amortization of intangible assets, $2,000 in loss on settlement of related party account payable, $266,269 in amortization of debt discount, $193,250 in stock based compensation, $1,909 change in accounts receivable, $9,766 change in inventory, $57,047 change in accounts payable and accrued expense, $43,877 to change in related party payroll and related liabilities and was offset by $3,503,047 in change in derivative liabilities, $190 in gain on sale of equipment, $38,108 change in accrued interest and $3,412 change in payroll and related liabilities.

Index

Investing Activities

During the first quarter of 2019, net cash used in investing activities was $$42,734 due to purchase of property and equipment. During the first quarter of 2018, net cash used in investing activities was $4,523 due to purchase of property and equipment for $5,022 offset by proceeds from sale of equipment for $499.

Financing Activities

During the first quarter of 2019, net cash provided by financing activities was $164,864. During this period, the Company received $98,309 in proceeds from issuance of convertible notes payable, $47,104 in net proceeds from loans payable and $19,500 in proceeds from sale of common stock offset by $49 in repayments toward line of credit.

During the first quarter of 2018, net cash provided by financing activities was $34,554. During this period, the Company received $13,500 in proceeds from issuance of convertible notes payable, $21,000 in proceeds from sale of common stock and $54 in net advances from line of credit.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Luis Ravelo and Lucia Ravelo v. Grand Havana Inc. and Grand Havana Master LLC, Case No. 2018-035017-CA-01 11th Judicial Circuit in and for Miami-Dade County, Florida. In May 2017, the Company acquired a 70% interest in Cafesa.co, a Florida corporation and a distributor of coffee to gas stations and convenience stores. In conjunction with the acquisition, Luis Ravelo became an employee and director of the Company. In June 2018, it became apparent that Mr. Ravelo had been misusing Company assets and had been diverting customers to a new venture he had created. On July 10, 2018, Mr. Ravelo resigned as a director of the Company. On October 31, 2018, Luis and Lucia Ravelo sued the Company and its wholly owned subsidiary, Grand Havana Master LLC, alleging breach of the Stock Purchase Agreement for the acquisition of Cafesa.co and Mr. Ravelo’s employment agreement with the Company. The Company filed a counterclaim alleging breach of the employment agreement, breach of the stock purchase agreement, fraud in the inducement and breach of fiduciary duty. The litigation is currently in the discovery stage. No determination can be made at this time with regard to the outcome of the litigation. The Company intends to continue to vigorously defend the action and to vigorously prosecute its counterclaims.

William Graubard v. Grand Havana Inc., Case No. CACE – 19-0201073, 17th Judicial Circuit in and for Broward County, Florida. Mr. Grabuard sued in the Company in October 2019 alleging breach of a consulting agreement. Mr. Graubard is claiming damages equal to the value of 250,000 shares of the Company’s common stock. The Company has filed its answer to Plaintiff’s amended complaint and a counterclaim. At this early stage of the litigation, no determination can be made at this time with regard to the outcome of the litigation. The Company intends to continue to vigorously defend the action.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

During the first quarter of 2019, the Company issued a total of 500,000 shares of common stock in exchange for cash. In addition, the company issued a total of 1,551,820 shares of common stock for services rendered to the Company. The Company also issued a total of 400,400 shares of common stock for conversion of convertible notes.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

Index

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Exhibit #	Herewith

3.3	Amend to Designation of Series A Preferred Stock				*
10.1	Secured Convertible Promissory Note dated January 3, 2019				*
10.2	Secured Convertible Promissory Note dated March 12, 2019				*
31.1	Certification of Principal Executive Officer (Section 302)				*
31.2	Certification of Principal Financial Officer (Section 302)				*
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				*

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND HAVANA INC.

Date: October 20, 2020	By:	/s/ Robert Rico
Robert Rico
Chief Executive Officer (Principal Executive Officer)

Index