Form 10-Q
period 2019-06-30
GRAND HAVANA INC.
filed 2020-11-06
CIK 1514113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

The number of shares outstanding of the registrant’s classes of common stock as of November 3, 2020 was 132,224,189 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30	December 31
	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$417,613	$1,463
Accounts receivable, net	14,719	$4,302
Inventory, net	1,558	$1,549
Prepaid expenses and other current assets	16,292	$10,514
Total Current Assets	450,182	17,828

Property and equipment, net	300,886	$224,219
Right-of-use asset - operating lease	44,268	—
Security deposits	1,400	$1,400
Intangible assets, net	16,342	$16,978
Certificate of deposit	5,300	$5,300
TOTAL ASSETS	$818,378	$265,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$426,177	$390,569
Accrued interest	283,673	$180,684
Convertible notes, net	905,188	$755,043
Notes payable	153,022	$102,188
Loans payable - related parties	426,918	$417,018
Right-of-use liabilities - operating lease	33,570	$—
Line of credit	5,001	$4,995
Derivative liabilities	14,499,037	$12,244,301
Payroll liabilities - related parties	316,730	$282,543
Payroll liabilities	46,196	$52,160
Preferred stock liability	—	$125,000
Total Current Liabilities	17,095,512	14,554,501

Long term portion of convertible loans, net	270,000	$170,000
Long term portion of notes payable	76,304	$83,486
Long term Right-of-use liabilities - operating lease	11,032	—
TOTAL LIABILITIES	17,452,848	14,807,987

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Undesignated Preferred stock, $0.001 par value, 19,999,900 shares authorized; no shares issued and outstanding, respectively	—	—
Preferred Series A stock, $0.001 par value, 200 and 100 shares authorized, respectively; 146 and 100 shares issued and outstanding, respectively	1	$1
Preferred Series B stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding, respectively	—	$—
Common stock, $0.001 par value, 400,000,000 shares authorized; 95,386,473 and 74,116,845 shares issued and outstanding, respectively	95,386	$74,117
Additional paid-in capital	10,183,534	$2,567,250
Accumulated deficit	(27,075,587)	$(17,347,076)
Total Grand Havana stockholders' deficit	(16,796,666)	(14,705,708)

Non-controlling interest	162,196	$163,446

TOTAL STOCKHOLDERS' DEFICIT	(16,634,470)	(14,542,262)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$818,378	$265,725

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018

NET REVENUES:
Revenues, net	$60,265	$48,281	$103,100	$98,908
TOTAL NET REVENUES	60,265	48,281	103,100	98,908

COST OF GOODS SOLD:
Cost of goods sold	49,218	24,688	77,855	51,714
TOTAL COST OF GOODS SOLD	49,218	24,688	77,855	51,714

GROSS PROFIT	11,047	23,593	25,245	47,194

OPERATING EXPENSES:
General and administrative expenses	775,518	35,127	953,945	174,040
Depreciation and amortization	14,571	3,406	26,567	7,675
Payroll and related expenses	5,953,173	85,385	6,056,568	280,185
TOTAL OPERATING EXPENSES	6,743,262	123,918	7,037,080	461,900

(LOSS) FROM OPERATIONS	(6,732,215)	(100,325)	(7,011,835)	(414,706)

OTHER INCOME (EXPENSE):
Interest expense, net	(182,574)	(149,543)	(419,307)	(431,095)
Change in derivative liabilities	(1,347,995)	83,535	(2,298,565)	3,586,582
Other (expense) income	(54)	237	(54)	427
TOTAL OTHER INCOME (EXPENSE)	(1,530,623)	(65,771)	(2,717,926)	3,155,914

NET INCOME (LOSS)	(8,262,838)	(166,096)	(9,729,761)	2,741,208

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,477)	(189)	(1,250)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,261,361)	$(165,907)	$(9,728,511)	$2,741,208

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.10)	$(0.00)	$(0.12)	$0.04
Diluted	(0.10)	$(0.00)	$(0.12)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	85,991,483	65,626,302	80,745,900	62,862,129
Diluted	85,991,483	65,626,302	80,745,900	227,103,031

The accompanying notes are an integral part of these consolidated unaudited financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Preferred Stock						Additional		Non-
	Class A		Class B		Common Stock		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2018	100	$1	—	$—	74,116,845	$74,117	$2,567,250	$(17,347,076)	163,446	$(14,542,262)

Issuance of preferred class A shares as settlement of liability	5	—	—	—	—	—	125,000	—	—	125,000

Shares issued as compensation	41	—	—	—	2,089,277	2,089	6,595,423	—	—	6,597,512

Issuance of shares for cash	—	—	—	—	15,667,858	15,668	534,832	—	—	550,500

Issuance of shares as settlement of debt	—	—	—	—	3,512,493	3,512	10,391	—	—	13,903

Resolution of derivative liability through APIC	—	—	—	—	—	—	350,638	—	—	350,638

Net (Loss)	—	—	—	—	—	—	—	(9,728,511)	(1,250)	(9,729,761)

Balances, June 30, 2019	146	$1	—	$—	95,386,473	$95,386	$10,183,534	$(27,075,587)	162,196	$(16,634,470)

Balances, December 31, 2017	100	$1	—	$—	61,125,687	$61,126	$1,991,817	$(8,776,179)	167,435	$(6,555,800)

Issuance of shares for cash	—	—	—	—	516,000	516	23,284	—	—	23,800

Issuance of shares as settlement of accounts payable - related party	—	—	—	—	500,000	500	39,500	—	—	40,000

Shares issued as compensation	—	—	—	—	3,500,000	3,500	189,750	—	—	193,250

Net Income	—	—	—	—	—	—	—	2,741,208	—	2,741,208

Balances, June 30, 2018	100	$1	—	$—	65,641,687	$65,642	$2,244,351	$(6,034,971)	167,435	$(3,557,542)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

	Preferred Stock						Additional		Non-
	Class A		Class B		Common Stock		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, March 31, 2019	105	$1	—	$—	76,569,065	$76,569	$2,830,315	$(18,814,226)	163,673	$(15,743,668)

Shares issued as compensation	41	—	—	—	537,457	537	6,527,998	—	—	6,528,535

Issuance of shares for cash	—	—	—	—	15,167,858	15,168	515,832	—	—	531,000

Issuance of shares as settlement of debt	—	—	—	—	3,112,093	3,112	8,791	—	—	11,903

Resolution of derivative liability through APIC	—	—	—	—	—	—	300,598	—	—	300,598

Net (Loss)	—	—	—	—	—	—	—	(8,261,361)	(1,477)	(8,262,838)

Balances, June 30, 2019	146	$1	—	$—	95,386,473	$95,386	$10,183,534	$(27,075,587)	162,196	$(16,634,470)

Balances, March 31, 2018	100	$1	—	$—	65,585,687	$65,586	$2,241,607	$(5,869,064)	167,624	$(3,394,246)

Issuance of shares for cash	—	—	—	—	56,000	56	2,744	—	—	2,800

Net (Loss)	—	—	—	—	—	—	—	(165,907)	(189)	(166,096)

Balances, June 30, 2018	100	$1	—	$—	65,641,687	$65,642	$2,244,351	$(6,034,971)	167,435	$(3,557,542)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months
	ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before non-controlling interest	$(9,729,761)	$2,741,208
Adjustment to reconcile change in net loss to net cash and cash equivalents used in operating activities:
Depreciation expense	25,931	6,190
(Gain) loss on sale of equipment	54	(427)
Amortization of intangibles	636	1,485
Loss on settlement of accounts payable - related party	—	2,000
Amortization of debt discount	262,512	383,748
Change in derivative liabilities	2,298,565	(3,586,582)
Default interest capitalized into convertible note payable	47,875	—
Stock-based compensation	6,597,512	193,250
Amortization of right-of-use assets - operating lease	13,722	—

Changes in operating assets and liabilities:
Accounts receivable	(10,417)	1,510
Inventory	(9)	10,606
Prepaid expenses and other current assets	(5,778)	(4,171)
Accounts payable and accrued expenses	35,608	66,310
Accrued interest	105,151	(6,039)
Lease Liability	(13,388)	—
Payroll and related liabilities	(5,964)	(8,387)
Payroll and related liabilities - related parties	34,187	73,957

NET CASH USED IN OPERATING ACTIVITIES	(343,564)	(125,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106,242)	(10,452)
Proceeds from sale of equipment	3,590	8,790

NET CASH USED IN INVESTING ACTIVITIES	(102,652)	(1,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible notes payable	258,308	13,500
Net proceeds of loans payable - related parties	9,900	—
Net proceeds from secured borrowings	43,652	—
Net proceeds (repayments) line of credit	6	(114)
Net proceeds from the sale of preferred stock	—	75,000
Net proceeds from the sale of common stock	550,500	23,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	862,366	112,186

Net increase in cash	416,150	(14,818)

Cash, beginning of year	1,463	30,185

Cash, end of period	$417,613	$15,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,536	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$57,990	$—
Debt discounts on convertible notes payable	$306,809	$369,612
Resolution of derivative liability through APIC	$350,638	$—
Issuance of preferred stock for settlement of preferred stock liability	$125,000	$—
Conversion of debt and accrued interest into common stock	$13,903	$—
Common stock issued for settlement of accounts payable - related party	$—	$38,000
Increase in principal of convertible notes due to default provisions	$—	$53,362

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

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited financial statements reflect the consolidation of the individual unaudited financial statements of Grand Havana, Inc., Grand Havana Master LLC, Unique Underwriters, Inc. and Cafesa Co. All significant intercompany accounts and transactions have been eliminated.

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

Index

The following table presents the derivative financial instruments, recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$13,672,528	$—	$—	$13,672,528
Warrants	$826,509	$—	$—	$826,509

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$11,418,125	$—	$—	$11,418,125
Warrants	$826,176	$—	$—	$826,176

The Company uses a multinomial lattice model that values the derivative liability within the convertible notes and warrants based on probability weighted discounted cash flow model. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	June 30, 2019
	Conversion	Warrants
	Option
Volatility	151.71%-468.92%	151.71%-755.94%
Dividend Yield	0%	0%
Risk-free rate	1.75%-2.18%	1.71%-2.09%
Expected term	0.07-1.33 years	0.62-3.73 years
Stock price	$0.14	$0.14
Exercise price	$0.0047-0.0675	$0.01-0.13
Derivative liability fair value	$13,672,528	$826,509

	December 31, 2018
	Conversion	Warrants
	Option
Volatility	207.03%-699.96%	339.96%-982.13%
Dividend Yield	0%	0%
Risk-free rate	2.48%-2.63%	2.46%-2.63%
Expected term	0.18-1.82 years	1.12-4.23 years
Stock price	$0.13	$0.13
Exercise price	$0.005-0.083	$0.012-0.10
Derivative liability fair value	$11,418,125	$826,176

The following table presents a summary of the Company’s derivative liabilities as of June 30, 2019 and 2018:

	June 30,	June 30,
Description	2019	2018
Beginning balance	$12,244,301	$4,960,740
Proceeds, payments and conversions	(43,829)	255,266
Total change in fair value	2,298,565	(3,586,582)
Ending balance	$14,499,037	$1,629,424

Index

LEASES

On January 1, 2019, the Company adopted ASU 2016-02(Topic 842) using the modified retrospective method. The Company leases approximately 1,800 square feet of office and warehouse space located at 2300 NW 7th Place, Miami, LF 33127. We have a 2-year lease at a cost of $1,495 per month for the first year and $1,548 per month for the second year of the lease. The lease expires in June 2020. On January 13, 2019, the Company entered into a two-year lease for office and warehouse space located at 761 NW 23 Street, Miami, FL 33127, effective February 1, 2019 through January 31, 2021. The monthly rental payments are $1,607 per month for the first year and $1,657 per month for the second year of the lease. At the time of adoption, the Company recognized a right of use asset and corresponding liability in the amount of $57,990, respectively. The incremental borrowing rate, used for this calculation, which is the rate of interest that a lessee would have to pay to borrow the funds to acquire a similar underlying asset, is 15.27%. The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption under which leases with a lease term of 12 months or less are not recorded on the Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes. As of June 30, 2019, the ROU asset is $44,268. As of June 30, 2019, the current and long-term portion of lease liabilities are $33,570, and $11,032, respectively. For the six months ended June 30, 2019, the Company recognized amortization of ROU assets of $13,722 and reduction of lease related liability in the amount of $13,388.

EARNINGS (LOSS) PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income(loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income(loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the three and six months ended June 30, 2019, there were 106,047,169 shares issuable upon conversion of outstanding convertible notes, 4,058,631 shares issuable upon exercise of outstanding warrants, and 278,528,502 shares issuable upon conversion of  Series A preferred stock excluded for their anti-dilutive effects. For the three and six months ended June 30, 2018, there were 30,586,927 shares issuable upon conversion of outstanding convertible notes, 2,370,061 shares issuable upon exercise of outstanding warrants, and 131,283,374 shares issuable upon conversion of Series A Preferred stock. For the six months ended June 30, 2018, these outstanding instruments were excluded from diluted earnings per share calculation for their anti-dilutive effects, however, were included for the three months ended June 30, 2018 calculation for their dilutive effects.

Index

The reconciliations of basic and diluted earnings (loss) per share is as follow:

	For three months ended
	June 30,
	2019	2018
Basic net (loss)	$(8,261,361)	$(165,907)
(Less): Change in derivative liabilities	—	—
Add Back: Amortization of Debt discount	—	—
Diluted Net (Loss)	$(8,261,361)	$(165,907)

Basic and dilutive shares
Weight average basic shares outstanding	85,991,483	65,626,302
Shares issuable from Convertible notes	—	—
Shares issuable from Warrants	—	—
Shares issuable from Series A Preferred Stock	—	—
Dilutive Shares	85,991,483	65,626,302

(Loss) Per Share:
Basic	$(0.10)	$(0.00)
Diluted	$(0.10)	$(0.00)

	For six months ended
	June 30,
	2019	2018
Basic net income (loss)	$(9,728,511)	$2,741,208
(Less): Change in derivative liabilities	—	(3,586,582)
Add Back: Amortization of Debt discount	—	383,748
Diluted Net (Loss)	$(9,728,511)	$(461,626)

Basic and dilutive shares
Weight average basic shares outstanding	80,745,900	62,862,129
Shares issuable from Convertible notes	—	30,586,927
Shares issuable from Warrants	—	2,370,601
Shares issuable from Series A Preferred Stock	—	131,283,374
Dilutive Shares	80,745,900	227,103,031

Income (Loss)\ Per Share:
Basic	$(0.12)	$0.04
Diluted	$(0.12)	$(0.00)

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

Index

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net loss of $9,728,511 for the six months ended June 30, 2019. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the date of these financial statements. As of June 30, 2019 and December 31, 2018, the Company had working capital deficits $16,645,330 and $14,536,673, respectively. Our historical operating results raise substantial doubt related to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – FIXED ASSET

Property and equipment consisted of the following As of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Equipment	$253,053	$151,177
Vehicles	106,080	106,080
Less: Accumulated depreciation	(58,247)	(33,038)
Property and equipment, net	$300,886	$224,219

Depreciation expense for the three and six months ended June 30, 2019 and 2018 were $14,253 and $25,931, and $3,088 and $6,190, respectively. During the first two quarters of 2019, the Company sold equipment for $3,590 and recognized a loss on sale of equipment for $54. During the first two quarters of 2019, the Company purchased property and equipment for $106,242. During the first two quarters of 2018, the Company sold equipment for $8,790 and recognized a gain on sale of equipment for $427. During the first two quarters of 2018, the Company purchased property and equipment for $10,452.

Index

NOTE 5 –CONVERTIBLE NOTES

On February 13, 2017, the Company entered into an unsecured convertible promissory note for $25,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal increased by $2,500 as a result of default penalty, and the Company converted $7,000 principal and $2,162 accrued interest to 2,395,231 shares of common stock at a conversion price of $0.003825 per share, please see Note 8 for further discussion. As of June 30, 2019 and December 31, 2018, the outstanding balance of the note was $20,500 and $25,000, respectively and the related accrued interest was $7,918 and $7,200, respectively. This note is currently in default bearing a default interest rate of 24%.

On February 13, 2017, the Company entered into an unsecured convertible promissory note for $95,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal increased by $9,500 as a result of default penalty. As of June 30, 2019 and December 31, 2018, the outstanding balance of the note was $104,500 and $95,000, respectively, and the related accrued interest was $37,873 and $25,333, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 15, 2017, the Company entered into a secured convertible promissory note for $60,000, due on March 15, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal increased by $6,000 as a result of default penalty. As of June 2019, the note holder converted $2,742 of principal to 716,862 shares of common stock at $0.00383 per share, please refer to Note 8 for further discussion. As of June 30, 2019 and December 31, 2018, the outstanding balance of the note was $63,258 and $60,000, respectively, and the related accrued interest was $23,831 and $16,240, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 17, 2017, the Company entered into an unsecured convertible promissory note for $60,000, due on March 17, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal was increased by $6,000 as a result of default penalty. As of June 30, 2019 and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $16,960 and $9,040, respectively. This note is currently in default bearing a default interest rate of 24%.

On April 7, 2017, the Company entered into an unsecured convertible promissory note for $20,000, due on April 7, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal was increased by $2,000 as a result of default penalty. As of June 30, 2019, and December 31, 2018, the outstanding balance of the note was $22,000 and $20,000, respectively, and the related accrued interest was $7,733 and $5,093, respectively. This note is currently in default bearing a default interest rate of 24%.

On May 3, 2017, the Company entered into an unsecured convertible promissory note for $20,000, due on May 3, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal was increased by $2,000 as a result of default penalty. As of June 30, 2019, and December 31, 2018, the outstanding balance of the note was $22,000 and $20,000, and the related accrued interest was $5,684 and $4,524, respectively. This note is currently in default bearing a default interest rate of 24%.

On May 3, 2017, the Company entered into a secured convertible promissory note for $60,000, due on May 3, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal was increased by $6,000 as a result of default penalty. As of June 30, 2019, and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $17,051 and $13,573, respectively. This note is currently in default bearing a default interest rate of 24%.

Index

On August 7, 2017, the Company entered into a secured convertible promissory note for $78,750, due on August 7, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal was increased by $7,875 as a result of default penalty and the company converted $2,000 of the principal to 400,400 shares of common stock at $0.005 per shares. Please refer to Note 8 for further discussion. As of June 30, 2019, and December 31, 2018, the outstanding balance of the note was $84,625 and $78,750, respectively, and the related accrued interest was $18,596 and $12,600, respectively. This note is currently in default bearing a default interest rate of 24%.

On December 13, 2017, the Company entered into a secured convertible promissory note for $60,000, due on September 14, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first two quarters of 2019, the principal was increased by $6,000 as a result of default penalty. As of June 30, 2019, and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $10,571 and $5,520, respectively. This note is currently in default bearing a default interest rate of 24%.

On January 8, 2019, the Company entered into a secured convertible promissory note for $35,000, due on December 31, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. As of June 30, 2019, the outstanding balance of the note was $35,000, and the related accrued interest was $1,365. As of filling date, this note is in default bearing a default interest rate of 16%.

On January 3, 2019, the Company entered into a secured convertible promissory note for $63,309, due on January 3, 2020, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 73,046 warrants to acquire common stock at $0.13 per share, please refer to Note 9 for further discussion. As of June 30, 2019, the outstanding balance of the note was $63,309, and the related accrued interest was $2,484. As of filling date, this note is in default bearing a default interest rate of 16%.

On April 12, 2019, the Company entered into a secured convertible promissory note for $100,000 due on October 26, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share. As of June 30, 2019, the outstanding balance of the note was $100,000, and the related accrued interest was $2,630.

On April 25, 2019, the Company entered into a secured convertible promissory note for $33,000 due on April 25, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains $3,000 original issue discount and a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of the lesser of $0.11 or 50% of the lowest trading price during the last twenty trading day period prior to date of conversion, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 75,000 warrants to acquire common stock at $0.11 per share, please refer to Note 9 for further discussion. As of June 30, 2019, the outstanding balance of the note was $33,000, and the related accrued interest was $727. As of filling date, this note is in default bearing a default interest rate of 16%.

On April 25, 2019, the Company entered into a secured convertible promissory note for $33,000 due on April 25, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains $3,000 original issue discount and a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of the lesser of $0.11 or 50% of the lowest trading price during the last twenty trading day period prior to date of conversion, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 75,000 warrants to acquire common stock at $0.11 per share, please refer to Note 9 for further discussion. As of June 30, 2019, the outstanding balance of the note was $33,000, and the related accrued interest was $727, respectively. As of filling date, this note is in default bearing a default interest rate of 16%.

As of June 30, 2019 and December 31, 2018, the Company had outstanding convertible notes, net of debt discount, in the amount of $1,175,188 and $925,043, respectively. During the six months ended June 30, 2019, the Company amortized $265,512 of debt discount while recognizing $306,809 in additional debt discount on convertible notes payable.

Index

NOTE 6 – NOTES PAYABLES

During 2018, the Company entered into four loans for the purchase of and secured by vehicles with terms of 72 to 75 months and interest rates ranging from 6.99% to 8.94%. The combining outstanding balance on these notes is $90,369 and $96,717 as of June 30, 2019 and December 31, 2018, respectively.

On March 12, 2019, the Company entered into a secured convertible promissory note for $50,000, due on October 11, 2019, bearing interest at 8% per annum and secured by the assets of the Company. As of June 30, 2019, the outstanding balance of the note was $50,000, and the related accrued interest was $1,216. This convertible note was repaid subsequent to period end.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During 2018, the Company entered into various stock purchase agreements with various members of the Board of Directors to issue a total of 137,000 share of common stock for $0.05 per share and 5 shares of Preferred Series A stock for $25,000 per share for a total of $131,850.

During the first two quarters of 2019, the Company entered into various stock purchase agreements with various members of the Board of Directors to issue a total of 325,000 share of common stock for totaling $15,500.

During 2017, the Company received loans totaling $102,018, from related parties for working capital purposes. These unsecured loans bear interest at a rate of 6% per annum and have no repayment terms. During the first two quarters of 2019, the Company entered into two unsecured loans totaling $9,900 from related parties for working capital resources. These notes are due on demand and bear no interest. As of June 30, 2019 and December 31, 2018, the outstanding balance on these related party notes were $111,918 and $102,018, respectively, and the related accrued interest was $12,729, and $9,703, respectively.

As part of the Cafesa acquisition on April 25, 2017, the Company is required to make cash and stock payments totaling $315,000 to a related party. No repayments or borrowings were made during the first two quarters of 2019 and the full year of 2018. As of June 30, 2019 and December 31, 2018, the outstanding balance due to this related party was $315,000. The Company is currently involved in a lawsuit with the note holder. Please refer to Note 10 for further discussion.

NOTE 8 – EQUITY

Preferred Stock

As of June 30, 2019, and December 31, 2018, The Company has 19,999,900 undesignated shares of preferred stock authorized, respectively. The preferred stock has no par value, of which nil shares are issued and outstanding.

During 2018, The Company entered stock purchase agreements to sell 5 Preferred Series A shares for $25,000 per share, totaling $125,000 to related parties. Payment for the shares was received during 2018. These shares of Preferred Series A were issued during the first quarter of 2019.

On March 4, 2019, The Company amended the Certificate of Designation of the Series A Preferred Stock of the Company to increase the number of authorized A Series Preferred Stock of the Company to 200 shares. During the first two quarters of 2019, the company issued 41 shares of Preferred Series A, with estimated valuation of $6,446,352 or $157,228 per shares, for compensation, of which 37 shares of Preferred Series A, totaling $5,817,440, were issued to related parties.

Common Stock

As of June 30, 2019, and December 31, 2018, the Company has 400,000,000 authorized shares of common stock, par value $0.001, of which 95,386,473 and 74,116,845 shares are issued and outstanding, respectively.

During 2018, the Company issued a total of 3,500,000 shares of common stock totaling $193,250 for services rendered. In addition, 516,000 shares of common stock were issued for cash totaling $23,800. The Company also issued 500,000 shares as settlement of $40,000 of accounts payable with a current director.

During the first two quarters of 2019, the Company issued 2,089,277 shares of common stock totaling $151,160 for services rendered, of which 879,600 shares totaling $141,415 were issued to related parties. In addition, 15,667,858 shares of common stock were issued in exchange for cash totaling $550,500, of which 325,000 shares were issued to a related party for $15,500. There were 3,512,493 shares of common stock issued for conversion of convertible notes and accrued interest, and as a result settled $350,638 of derivative liabilities through additional paid in capital. Please refer to Note 5 for further discussion.

Index

NOTE 9 – WARRANTS

During the year ended December 31, 2018, the Company granted a total of 4,088,874 warrants to acquire shares of common stock at a range of $0.015 to $0.13 per share, respectively. All tranches of stock purchase warrants were issued to various note holders in connection with the issuance of convertible debt. During the first two quarters of June 30, 2019, the Company granted 223,046 warrants to acquire shares of common stock from $0.11 to $0.13 per share. These tranches of stock purchase warrants were issued to note holders in connection with the issuance of convertible notes.

A summary of the status of the Company’s warrants as of June 30, 2019 is presented below:

	Number of Options and Warrants	Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,481,258	$0.01 to $0.10	2.27	0.05
Warrants granted	223,046	$0.11 to $0.13	2.72	0.12
Warrants exercised	—	—	—	—
Warrants forfeited or expired	—	—	—	—
Outstanding as of June 30, 2019	6,704,304	$0.01 to $0.13	1.80	0.05
Exercisable as of June 30, 2019	6,704,304	$0.01 to $0.13	1.80	0.05

As of June 30, 2019, all of the 6,704,304 outstanding warrants are exercisable.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company entered into various, convertible or promissory, notes totaling $207,915. The notes bear interest rate ranging from 0% to 12%. The due dates for these notes are range from due on demand to May 20, 2022.

The company entered into various agreements to issue an aggregate of 10,221,323 shares of common stocks for services rendered to the Company. In addition, the Company entered into several subscription agreements to issue 4,179,761 shares of common stock and 5 shares of Class A preferred stock for cash totaling $153,750. A total of 22,047,324 shares of common stock were also issued for various debt conversion. 100,000 shares of Common stocks are issued for settlement of accounts payable. The Company also issued 289,318 shares of common stocks for cashless exercise of warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

 Results of Operations for the Three months ended June 30, 2019 and 2018

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

Index

Revenues

We had revenue of $60,265 and $48,281 for the three months periods ended June 30, 2019 and 2018, respectively. The change was mainly due to the increase in sales volume of wholesale coffee, services revenue, and parts.

Cost of Sales

Costs of sales was $49,218 for the three months period ended June 30, 2019 or 81.67% of revenues. The cost of sales was $24,688, or 51.14% of revenues for the three months period ended June 30, 2018. Cost of sales includes the costs directly attributable to revenue recognition, such as equipment costs, purchased costs, and payments to vendors. The increase in cost of sales was mainly due to the $13,433, $5,112, and $4,064 increases in cost of sales of coffee, delivery cost, and cost of equipment, respectively.

Operating Expenses

We had operating expenses of $6,743,262 for the three months period ended June 30, 2019 compared to operating expenses of $123,918 during the three months period ended June 30, 2018. The increase in operating expense was mainly due to $5,817,440 increase in equity compensation and $714,743 increase in professional fees, respectively.

Other Expenses/ Income

We had other expense of $1,530,623 for the three months period ended June 30, 2019 compared to other expense of $65,771 for the three-month period ended June 30, 2018. The increase in other expense was mainly due to the change in fair value of derivative liabilities. For the three months ended June 30, 2019 the Company recorded a derivative loss of $1,347,995 compared to the derivative gain of $83,535 recorded during the three months ended June 30, 2018.

Results of Operations for the Six months ended June 30, 2019 and 2018

Revenues

We had revenue of $103,100 and $98,908 for the six months periods ended June 30, 2019 and 2018, respectively. The change was mainly due to the $21,023 increase in sales of equipment, which is offset by the $19,912 decrease in sales of coffee.

Cost of Sales

Costs of sales was $77,855 for the six months period ended June 30, 2019 or 75.51% of revenues. The cost of sales was $51,714, or 52.29% of revenues for the six months period ended June 30, 2018. Cost of sales includes the costs directly attributable to revenue recognition, such as equipment costs, purchase costs, and payments to vendors. The increase in cost of sales was mainly due to the $15,557 and $8,017 increase in cost of delivery as well as shipping and cost of sales of coffee, respectively.

Operating Expenses

We had operating expenses of $7,037,080 for the six months period ended June 30, 2019 compared to operating expenses of $461,900 during the six months period ended June 30, 2018. The increase in operating expense was mainly due to $5,711,690 and $747,893 increases to stock-based compensation and professional fees, respectively.

Other Expenses/ Income

We had other expense of $2,717,926 for the six months period ended June 30, 2019 compared to other income of $3,155,914 during the six months period ended June 30, 2018. The decrease in other income was mainly due to the change in fair value of derivative liabilities. For the six months ended June 30, 2019 the Company recorded a derivative loss of $2,298,565 compared to the derivative gain of $3,586,582 recorded during the six months ended June 30, 2018.

Index

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $343,564 the for the six months period ended June 30, 2019, compared to $125,342 during the same period in 2018. During the first two quarters of 2019, net cash used in operating activities was due to net loss of $9,729,761, $10,417 change in accounts receivable, $9 change in inventory, $5,778 change in prepaid expense and other current assets, $13,388 change in lease liability, $5,964 change in payroll and related liabilities, and was offset by $25,931 in depreciation  expense, $54 loss on sale of equipment, $636 in amortization  of intangible asset, $262,512 amortization of debt discount, $2,298,565 change in derivative liabilities, $47,875 default interest capitalized into convertible note payable, $6,597,512 stock-based compensation, $13,722 amortization of right-of-use assets for operating lease, $35,608 change in accounts payable and accrued expenses, $105,151 change in accrued interest, and $34,187 change in related party payroll and related.

During the six months ended 2018, net cash used in operating activities was due to net income of $2,741,208, which was increased by $6,190 in depreciation expense , $1,485 in amortization  of intangible assets, $2,000 loss on settlement of related party account payable, $383,748 amortization of debt discount, $193,250 stock based compensation, $1,510 change in account receivable, $10,606 change in inventory, $66,310 change in accounts payable and accrued expenses, $73,957 change in related party payroll and related liabilities, and was offset by $427 gain on sale of equipment, $3,586,582 change in derivative liabilities, $4,171 change in prepaid expenses and other current assets, and the $8,387 change in payroll and related liabilities.

Investing Activities

During the first two quarters of 2019, net cash used in investing activities was $102,652 due to purchase of property and equipment for $106,242 offset by proceeds from sale of equipment for $3,590. During the first two quarters of 2018, net cash used in investing activities was $1,662 due to purchase of property and equipment for $10,452 offset by proceeds from sale of equipment for $8,790 and $6 in net advances from line of credit.

Financing Activities

During the first two quarters of 2019, net cash provided by financing activities was $862,366. During this period, the Company received $258,308 in proceeds from issuance of convertible notes payable, $9,900 in proceeds from loans payable from related parties, $43,652 in net proceeds from notes payable, $550,500 in proceeds from sale of common stock and $114 in repayments toward line of credit.

During the first two quarters of 2018, net cash provided by financing activities was $112,186. During this period, the Company received $13,500 in proceeds from issuance of convertible notes payable, $75,000 in proceeds from sale of preferred stock and $23,800 in proceeds from sale of common stock.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

During the first two quarters of 2019, the Company issued a total of 15,667,858 shares of common stock in exchange for cash. In addition, the company issued a total of 2,089,277 shares of common stock and 41 shares of preferred class A stock for services rendered to the Company. The Company also issued a total of 3,512,493 shares of common stock for conversion of convertible notes.

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

GRAND HAVANA INC.

Dated: November 6, 2020	By:	/s/ Robert Rico
Robert Rico
Chief Executive Officer (Principal Executive Officer)

Index