Form 10-Q
period 2019-09-30
GRAND HAVANA INC.
filed 2020-11-09
CIK 1514113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s classes of common stock as of November 4, 2020 was 132,224,189 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31
	2019	2018
ASSETS

CURRENT ASSETS:
Cash	$263,222	$1,463
Accounts receivable, net	11,978	$4,302
Inventory, net	20,314	$1,549
Prepaid expenses and other current assets	10,900	$10,514
Total Current Assets	306,414	17,828

Property and equipment, net	314,638	$224,219
Right-of-use asset - operating lease	36,384	—
Security deposits	1,400	$1,400
Intangible assets, net	16,024	$16,978
Certificate of deposit	5,300	$5,300
TOTAL ASSETS	$680,160	$265,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$444,504	$390,569
Accrued interest	357,548	$180,684
Convertible notes, net	1,077,066	$755,043
Notes payable	153,426	$102,188
Loans payable - related parties	433,418	$417,018
Right-of-use liabilities - operating lease	30,318	$—
Line of credit	4,886	$4,995
Derivative liabilities	10,681,415	$12,244,301
Payroll liabilities - related parties	345,915	$282,543
Payroll liabilities	44,053	$52,160
Preferred stock liability	—	$125,000
Total Current Liabilities	13,572,549	14,554,501

Long term portion of convertible loans, net	230,000	$170,000
Long term portion of notes payable	72,603	$83,486
Long term Right-of-use liabilities - operating lease	6,423
TOTAL LIABILITIES	13,881,575	14,807,987

STOCKHOLDERS' DEFICIT:
Undesignated Preferred stock, $0.001 par value, 19,999,800 and 19,999,900 shares authorized; no shares issued and outstanding, as of September 30, and December 31, 2018, respectively	—	—
Preferred Series A stock, $0.001 par value, 200 and 100 shares authorized, respectively; 151 and 100 shares issued and outstanding, respectively	1	$1
Preferred Series B stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding, respectively	—	$—
Common stock, $0.001 par value, 400,000,000 shares authorized; 101,028,648 and 74,116,845 shares issued and outstanding, respectively	101,029	$74,117
Additional paid-in capital	10,785,656	$2,567,250
Accumulated deficit	(24,250,362)	$(17,347,076)
Total Grand Havana stockholders' deficit	(13,363,676)	(14,705,708)

Non-controlling interest	162,261	$163,446

TOTAL STOCKHOLDERS' DEFICIT	(13,201,415)	(14,542,262)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$680,160	$265,725

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018

NET REVENUES:
Revenues, net	$63,585	$33,349	$166,685	$132,257
TOTAL NET REVENUES	63,585	33,349	166,685	132,257

COST OF GOODS SOLD:
Cost of goods sold	47,961	12,340	125,816	64,054
TOTAL COST OF GOODS SOLD	47,961	12,340	125,816	64,054

GROSS PROFIT	15,624	21,009	40,869	68,203

OPERATING EXPENSES:
General and administrative expenses	603,474	234,463	1,557,419	408,503
Depreciation and amortization	15,622	5,675	42,189	13,350
Payroll and related expenses	206,537	144,107	6,263,105	424,292
TOTAL OPERATING EXPENSES	825,633	384,245	7,862,713	846,145

LOSS FROM OPERATIONS	(810,009)	(363,236)	(7,821,844)	(777,942)

OTHER INCOME (EXPENSE):
Interest expense, net	(211,957)	(169,264)	(631,264)	(600,359)
Change in derivative liabilities	3,847,256	(818,267)	1,548,691	2,768,315
Other expense	—	(1,852)	(54)	(1,425)
TOTAL OTHER INCOME (EXPENSE)	3,635,299	(989,383)	917,373	2,166,531

NET INCOME (LOSS)	2,825,290	(1,352,619)	(6,904,471)	1,388,589

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	65	(1,141)	(1,185)	(1,141)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,825,225	$(1,351,478)	$(6,903,286)	$1,389,730

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.02)	$(0.08)	$0.02
Diluted	(0.00)	(0.02)	(0.08)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	97,613,068	68,034,353	86,435,941	66,727,567
Diluted	517,228,519	68,034,353	86,435,941	273,589,102

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Preferred Stock						Additional		Non-
	Class A		Class B		Common Stock		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2018	100	$1	—	$—	74,116,845	$74,117	$2,567,250	$(17,347,076)	163,446	$(14,542,262)

Issuance of preferred class A shares for settlement of liability	5	—	—	—			125,000	—	—	125,000

Issuance of preferred class A shares for cash	5	—	—	—			28,000	—	—	28,000

Issuance of shares as settlement of accounts payable	—	—	—	—	100,000	100	9,900	—	—	10,000

Issuance of shares for cash	—	—	—	—	17,989,286	17,989	602,511	—	—	620,500

Conversion of debt and accrued interest into common stock	—	—	—	—	3,512,493	3,513	10,391	—	—	13,904

Resolution of derivative liability through APIC	—	—	—	—	—	—	379,570			379,570

Cashless warrant exercised	—	—	—	—	289,318	289	(289)			—

Shares issued as compensation	41	—	—	—	5,020,706	5,021	7,063,323	—	—	7,068,344

Net (Loss)	—	—	—	—	—	—	—	(6,903,286)	(1,185)	(6,904,471)

Balances, September 30, 2019	151	$1	—	$—	101,028,648	$101,029	$10,785,656	$(24,250,362)	162,261	$(13,201,415)

Balances, December 31, 2017	100	$1	—	$—	61,125,687	$61,126	$1,991,817	$(8,776,179)	167,435	$(6,555,800)

Issuance of shares for purchase of equipment	—	—	—	—	100,000	100	4,900	—	—	5,000

Issuance of shares for cash	—	—	—	—	3,852,000	3,852	89,248	—	—	93,100

Issuance of shares as settlement of accounts payable - related party	—	—	—	—	500,000	500	39,500	—	—	40,000

Shares issued as compensation	—	—	—	—	5,918,325	5,918	321,611	—	—	327,529

Net Income/(Loss)	—	—	—	—	—	—	—	1,389,730	(1,141)	1,388,589

Balances, September 30, 2018	100	$1	—	$—	71,496,012	$71,496	$2,447,076	$(7,386,449)	166,294	$(4,701,582)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)

	Preferred Stock						Additional		Non-
	Class A		Class B		Common Stock		Paid in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, June 30, 2019	146	$1	—	$—	95,386,473	$95,386	$10,183,534	$(27,075,587)	162,196	$(16,634,470)

Issuance of preferred class A shares for cash	5	—	—	—	—	—	28,000	—	—	28,000

Issuance of shares as settlement of accounts payable	—	—	—	—	100,000	100	9,900	—	—	10,000

Issuance of shares for cash	—	—	—	—	2,321,428	2,322	67,679	—	—	70,001

Resolution of derivative liability through APIC							28,932			28,932

Cashless warrant exercised	—	—	—	—	289,318	289	(289)			—

Shares issued as compensation		—	—	—	2,931,429	2,932	467,900	—	—	470,832

Net Income	—	—	—	—	—	—	—	2,825,225	65	2,825,290

Balances, September 30, 2019	151	$1	—	$—	101,028,648	$101,029	$10,785,656	$(24,250,362)	162,261	$(13,201,415)

Balances, June 30, 2018	100	$1	—	$—	65,641,687	$65,642	$2,244,351	$(6,034,971)	167,435	$(3,557,542)

Issuance of shares for purchase of equipment	—	—	—	—	100,000	100	4,900	—	—	5,000

Issuance of shares for cash	—	—	—	—	3,336,000	3,336	65,964	—	—	69,300

Shares issued as compensation	—	—	—	—	2,418,325	2,418	131,861	—	—	134,279

Net (Loss)	—	—	—	—	—	—	—	(1,351,478)	(1,141)	(1,352,619)

Balances, September 30, 2018	100	$1	—	$—	71,496,012	$71,496	$2,447,076	$(7,386,449)	166,294	$(4,701,582)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

Grand Havana, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months
	ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before non-controlling interest	$(6,904,471)	$1,388,589
Adjustment to reconcile change in net (loss) income to net cash and cash equivalents used in operating activities:
Depreciation expense	41,235	11,547
Loss on sale of equipment	54	1,425
Amortization of intangibles	954	1,803
Loss on settlement of accounts payable - related party	—	2,000
Amortization of debt discount	394,390	512,774
Change in derivative liabilities	(1,548,691)	(2,768,315)
Default interest capitalized into convertible note payable	47,875	—
Convertible note issued for services rendered	—	70,000
Stock-based compensation	7,068,344	327,529
Amortization of right-of-use assets - operating lease	21,606

Changes in operating assets and liabilities:
Accounts receivable	(7,676)	1,009
Inventory	(18,765)	10,252
Prepaid expenses and other current assets	(386)	(200)
Accounts payable and accrued expenses	63,935	67,855
Lease Liability	(21,249)
Accrued interest	179,027	33,622
Payroll and related liabilities	(8,107)	(6,726)
Payroll and related liabilities - related parties	63,372	90,258

NET CASH USED IN OPERATING ACTIVITIES	(628,553)	(256,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(135,298)	(57,281)
Proceeds from sale of equipment	3,590	11,390

NET CASH USED IN INVESTING ACTIVITIES	(131,708)	(45,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	316,874	118,000
Proceeds of loans payable - related parties	16,400	—
Net proceeds (repayments) of notes payable	40,355	(597)
Net repayments towards advances from line of credit	(109)	(157)
Proceeds from the sale of preferred stock	28,000	100,000
Proceeds from sale of common stock	620,500	93,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,022,020	310,346

Net increase in cash	261,759	7,877

Cash, beginning of year	1,463	30,185

Cash, end of period	$263,222	$38,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,517	$—
Cash paid for taxes	$—	$—

NON-CASH ACTIVITIES:
Initial recognition of right-of-use asset and lease liability	$57,990	—
Debt discounts on convertible notes payable	$365,374	$492,112
Resolution of derivative liability through APIC	$379,570	—
Conversion of debt and accrued interest into common stock	$13,904	—
Cashless warrant exercised	$289
Common stock issued for settlement of accounts payable	$10,000	—
Issuance of preferred stock for settlement of preferred stock liability	$125,000	—
Financing for purchase of vehicles	—	$46,261
Common stock issued for settlement of accounts payable - related party	—	38,000
Common stock issued for purchase of equipment	—	5,000
Increase in principal of convertible notes due to default provisions		53,362

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

Index

The following table presents the derivative financial instruments, recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements as of September 30, 2019
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$10,112,697	$—	$—	$10,112,697
Warrants	$568,718	$—	$—	$568,718

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Convertible notes payable	$11,418,125	$—	$—	$11,418,125
Warrants	$826,176	$—	$—	$826,176

The Company uses a multinomial lattice model that values the derivative liability within the convertible notes and warrants based on probability weighted discounted cash flow model. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	September 30, 2019
	Conversion	Warrants
	Option
Volatility	156.55%-200.73%	156.55%-756.65%
Dividend Yield	0%	0%
Risk-free rate	1.75%-1.88%	1.56%-1.83%
Expected term	0.25-1.07 years	0.37-3.48 years
Stock price	$0.10	$0.10
Exercise price	$0.0047-0.0550	$0.012-0.16
Derivative liability fair value	$10,112,697	$568,718

	December 31, 2018
	Conversion	Warrants
	Option
Volatility	207.03%-699.96%	339.96%-982.13%
Dividend Yield	0%	0%
Risk-free rate	2.48%-2.63%	2.46%-2.63%
Expected term	0.18-1.82 years	1.12-4.23 years
Stock price	$0.13	$0.13
Exercise price	$0.005-0.083	$0.012-0.10
Derivative liability fair value	$11,418,125	$826,176

The following table presents a summary of the Company’s derivative liabilities as of September 30, 2019 and 2018:

	September 30,	September 30,
Description	2019	2018
Beginning balance	$12,244,301	$4,960,740
Proceeds, payments and conversions	(14,195)	492,113
Total change in fair value	(1,548,691)	(2,768,315)
Ending balance	$10,681,415	$2,684,538

Index

LEASES

On January 1, 2019, the Company adopted ASU 2016-02(Topic 842) using the modified retrospective method. The Company leases approximately 1,800 square feet of office and warehouse space located at 2300 NW 7th Place, Miami, LF 33127. We have a 2-year lease at a cost of $1,495 per month for the first year and $1,548 per month for the second year of the lease. The lease expires in June 2020. On January 13, 2019, the Company entered into a two-year lease for office and warehouse space located at 761 NW 23 Street, Miami, FL 33127, effective February 1, 2019 through January 31, 2021. The monthly rental payments are $1,607 per month for the first year and $1,657 per month for the second year of the lease. At the time of adoption, the Company recognized a right of use asset and corresponding liability in the amount of $57,990, respectively. The incremental borrowing rate, used for this calculation, which is the rate of interest that a lessee would have to pay to borrow the fund to acquire similar underlying asset, is 15.27%. The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption under which leases with a lease term of 12 months or less are not recorded on the Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes. As of September 30, 2019, the ROU asset is $36,384. As of September 30, 2019, the current and long-term portion of lease liabilities are $30,318, and $6,423, respectively. For the nine months ended September 31, 2019, the Company recognized amortization of ROU assets of $21,606 and reduction of lease related liability in the amount of $21,249.

EARNINGS (LOSS) PER SHARE

The Company utilizes the guidance per ASC 260, Earnings Per Share. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income(loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income(loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding. For the three months ended September 30, 2019, there were 110,765,917 shares issuable upon exercise of outstanding convertible notes, 3,743,017 shares issuable upon exercise of outstanding warrants, and 305,106,517 shares issuable upon exercise of outstanding Series A preferred stock that were considered for their dilutive effects, while the potentially issuable shares upon exercise of outstanding convertible notes, warrants, and Series A Preferred stock for the nine months ended September 30, 2019 are not presented as their effects are anti-dilutive. For the nine months ended September 30, 2018, there were 59,901,468 shares issuable upon exercise of outstanding convertible notes, 1,968,042 shares issuable upon exercise of outstanding warrants, and 144,992,025 shares issuable upon exercise of outstanding Series A Preferred stock that were considered for their dilutive effects, while the potentially issuable shares upon exercise of outstanding convertible notes, warrants, and Series A Preferred stock for the three months ended September 30, 2018 are not presented as their effects are anti-dilutive.

The reconciliations of basic and diluted earnings (loss) per share are as follow:

	For three months ended
	September 30,
	2019	2018
Basic net income (loss)	$2,825,225	$(1,351,478)
(Less): Change in derivative liabilities	(3,847,255)	—
Add Back: Amortization of Debt discount	131,878	—
Diluted Net (loss)	$(890,152)	$(1,351,478)

Basic and dilutive shares
Weight average basic shares outstanding	97,613,068	68,034,353
Shares issuable from Convertible notes	110,765,917	—
Shares issuable from Warrants	3,743,017	—
Shares issuable from Series A Preferred Stock	305,106,517	—
Dilutive Shares	517,228,519	68,034,353

Income (loss) Per Share:
Basic	$0.03	$(0.02)
Diluted	$(0.00)	$(0.02)

	For nine months ended
	September 30,
	2019	2018
Basic net income (loss)	$(6,903,286)	$1,389,730
(Less): Change in derivative liabilities	—	(2,768,315)
Add Back: Amortization of Debt discount	—	512,774
Diluted Net (loss)	$(6,903,286)	$(865,811)

Basic and dilutive shares
Weight average basic shares outstanding	86,435,941	66,727,567
Shares issuable from Convertible notes	—	59,901,468
Shares issuable from Warrants	—	1,968,042
Shares issuable from Series A Preferred Stock	—	144,992,025
Dilutive Shares	86,435,941	273,589,102

Income (loss) Per Share:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$(0.00)

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

Index

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred net loss of $6,903,286 for the nine months ended September 30, 2019. Cash on hand will not be sufficient to cover debt repayments, operating expenses and capital expenditure requirements for at least twelve months from the date of these financial statements. As of September 30, 2019 and December 31, 2018, the Company had working capital deficits $13,266,135 and $14,536,673, respectively. Our historical operating results raise substantial doubt related to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – FIXED ASSET

Property and equipment consisted of the following As of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Equipment	$282,108	$151,177
Vehicles	106,080	106,080
Less: Accumulated depreciation	(73,550)	(33,038)
Property and equipment, net	$314,638	$224,219

Depreciation expense for the three and nine months ended September 30, 2019 and 2018 were $15,304 and $41,235, and $5,357 and 11,547, respectively. During the first three quarters of 2019, the Company sold equipment for $3,590 and recognized a loss on sale of equipment for $54. During the first three quarters of 2019, the Company purchased property and equipment for $135,298. During the first three quarters of 2018, the Company sold equipment for $11,390 and recognized a loss on sale of equipment for $1,425. During the first three quarters of 2018, the Company purchased property and equipment for $57,281.

Index

NOTE 5 –CONVERTIBLE NOTES

On February 13, 2017, the Company entered into an unsecured convertible promissory note for $25,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal increased by $2,500 as a result of default penalty, and the Company converted $7,000 principal and $2,162 accrued interest to 2,395,231 shares of common stock at a conversion price of $0.003825 per share, please see Note 8 for further discussion. As of September 30, 2019 and December 31, 2018, the outstanding balance of the note was $20,500 and $25,000, respectively and the related accrued interest was $9,148 and $7,200, respectively. This note is currently in default bearing a default interest rate of 24%.

On February 13, 2017, the Company entered into an unsecured convertible promissory note for $95,000, due on February 13, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal increased by $9,500 as a result of default penalty. As of September 30, 2019 and December 31, 2018, the outstanding balance of the note was $104,500 and $95,000, respectively, and the related accrued interest was $44,143 and $25,333, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 15, 2017, the Company entered into a secured convertible promissory note for $60,000, due on March 15, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal increased by $6,000 as a result of default penalty. As of June 2019, the note holder converted $2,742 of principal to 716,862 shares of common stock at $0.00383 per share, please refer to Note 8 for further discussion. As of September 30, 2019 and December 31, 2018, the outstanding balance of the note was $63,258 and $60,000, respectively, and the related accrued interest was $27,626 and $16,240, respectively. This note is currently in default bearing a default interest rate of 24%.

On March 17, 2017, the Company entered into an unsecured convertible promissory note for $60,000, due on March 17, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal was increased by $6,000 as a result of default penalty. As of September 30, 2019 and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $20,920 and $9,040, respectively. This note is currently in default bearing a default interest rate of 24%.

On April 7, 2017, the Company entered into an unsecured convertible promissory note for $20,000, due on April 7, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal was increased by $2,000 as a result of default penalty. As of September 30, 2019, and December 31, 2018, the outstanding balance of the note was $22,000 and $20,000, respectively, and the related accrued interest was $9,053 and $5,093, respectively. This note is currently in default bearing a default interest rate of 24%.

On May 3, 2017, the Company entered into an unsecured convertible promissory note for $20,000, due on May 3, 2018, bearing interest at 8% per annum. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal was increased by $2,000 as a result of default penalty. As of September 30, 2019, and December 31, 2018, the outstanding balance of the note was $22,000 and $20,000, and the related accrued interest was $7,004 and $4,524, respectively. This note is currently in default bearing a default interest rate of 24%.

On May 3, 2017, the Company entered into a secured convertible promissory note for $60,000, due on May 3, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal was increased by $6,000 as a result of default penalty. As of September 30, 2019, and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $21,011 and $13,573, respectively. This note is currently in default bearing a default interest rate of 24%.

Index

On August 7, 2017, the Company entered into a secured convertible promissory note for $78,750, due on August 7, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal was increased by $7,875 as a result of default penalty and the company converted $2,000 of the principal to 400,400 shares of common stock at $0.005 per shares. Please refer to Note 8 for further discussion. As of September 30, 2019, and December 31, 2018, the outstanding balance of the note was $84,625 and $78,750, respectively, and the related accrued interest was $23,674 and $12,600, respectively. This note is currently in default bearing a default interest rate of 24%.

On December 13, 2017, the Company entered into a secured convertible promissory note for $60,000, due on September 14, 2018, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. During the first three quarters of 2019, the principal was increased by $6,000 as a result of default penalty. As of September 30, 2019, and December 31, 2018, the outstanding balance of the note was $66,000 and $60,000, respectively, and the related accrued interest was $14,531 and $5,520, respectively. This note is currently in default bearing a default interest rate of 24%.

On January 3, 2019, the Company entered into a secured convertible promissory note for $63,309, due on January 3, 2020, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 73,046 warrants to acquire common stock at $0.13 per share, please refer to Note 9 for further discussion. As of September 30, 2019, the outstanding balance of the note was $63,309, and the related accrued interest was $3,760. As of filling date, this note is in default bearing a default interest rate of 16%.

On January 8, 2019, the Company entered into a secured convertible promissory note for $35,000, due on December 31, 2019, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last fifteen trading day period, including the date of conversion. As of September 30, 2019, the outstanding balance of the note was $35,000, and the related accrued interest was $2,071. As of filling date, this note is in default bearing a default interest rate of 16%.

On April 12, 2019, the Company entered into a secured convertible promissory note for $100,000 due on October 26, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of $0.02 per share. As of September 30, 2019, the outstanding balance of the note was $100,000, and the related accrued interest was $6,674.

Index

On April 25, 2019, the Company entered into a secured convertible promissory note for $33,000 due on April 25, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains $3,000 original issue discount and a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of the lesser of $0.11 or 50% of the lowest trading price during the last twenty trading day period prior to date of conversion, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 75,000 warrants to acquire common stock at $0.11 per share, please refer to Note 9 for further discussion. As of September 30, 2019, the outstanding balance of the note was $33,000, and the related accrued interest was $2,601. As of filling date, this note is in default bearing a default interest rate of 16%.

On April 25, 2019, the Company entered into a secured convertible promissory note for $33,000 due on April 25, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains $3,000 original issue discount and a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of the lesser of $0.11 or 50% of the lowest trading price during the last twenty trading day period prior to date of conversion, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 75,000 warrants to acquire common stock at $0.11 per share, please refer to Note 9 for further discussion. As of September 30, 2019, the outstanding balance of the note was $33,000, and the related accrued interest was $2,601, respectively. As of filling date, this note is in default bearing a default interest rate of 16%.

On August 16, 2019, the Company entered into a secured convertible promissory note for $30,565 due on August 16, 2020, bearing interest at 8% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period prior to date of conversion, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 28,654 warrants to acquire common stock at $0.16 per share, please refer to Note 8 for further discussion. As of September 30, 2019, the outstanding balance of the note was $30,565, and the related accrued interest was $516, respectively. As of filling date, this note is in default bearing a default interest rate of 16%.

On September 16, 2019, the Company entered into a secured convertible promissory note for $28,000 due on September 16, 2020, bearing interest at 12% per annum and secured by the assets of the Company. This convertible promissory note contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a rate of 55% of the lowest trading price during the last twenty trading day period prior to date of conversion, including the date of conversion. In connection with the issuance of convertible notes, the Company also granted 42,000 warrants to acquire common stock at $0.10 per share, please refer to Note 8 for further discussion. As of September 30, 2019, the outstanding balance of the note was $28,000, and the related accrued interest was $282.

As of September 30, 2019 and December 31, 2018, the Company has outstanding convertible notes, net of debt discount, in the amount of $1,307,066 and $925,043, respectively. During the nine months ended September 30, 2019, the Company amortized $394,390 of debt discount while recognizing $365,374 in additional debt discount on convertible notes payable.

Index

NOTE 6 – NOTES PAYABLES

During 2018, the Company entered into four loans for the purchase of and secured by vehicles with terms of 72 to 75 months and interest rates ranging from 6.99% to 8.94%. The combining outstanding balance on these notes is $87,072 and $96,717 as of September 30, 2019 and December 31, 2018, respectively.

On March 12, 2019, the Company entered into a secured promissory note for $50,000, due on October 11, 2019, bearing interest at 8% per annum and secured by the assets of the Company. As of September 30, 2019, the outstanding balance of the note was $50,000, and the related accrued interest was $2,258. This note was repaid subsequent to period end.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During 2018, the Company entered into various stock purchase agreements with various members of the Board of Directors to issue a total of 137,000 share of common stock for $0.05 per share and 5 shares of Preferred Series A stock for $25,000 per share for a total of $131,850.

During the first three quarters of 2019, the Company entered into various stock purchase agreements with various members of the Board of Directors to issue a total of 325,000 share of common stock, and 5 shares of Preferred Series A stock for totaling $43,500.

During 2017, the Company received loans totaling $102,018, from related parties for working capital purposes. These unsecured loans bear interest at a rate of 6% per annum and have no repayment terms. During the first three quarters of 2019, the Company entered into two unsecured loans totaling $16,400 from related parties for working capital resources. These notes are due on demand and bear no interest. As of September 30, 2019 and December 31, 2018, the outstanding balance on these related party notes were $118,418 and $102,018, respectively, and the related accrued interest was $14,241, and $9,703, respectively.

As part of the Cafesa acquisition on April 25, 2017, the Company is required to make cash and stock payments totaling $315,000 to a related party. No repayments or borrowings were made during the first three quarters of 2019 and the full year of 2018. As of September 30, 2019 and December 31, 2018, the outstanding balance due to this related party was $315,000. The Company is currently involved in a lawsuit with the note holder. Please refer to Note 10 for further discussion.

Index

NOTE 8 – EQUITY

Preferred Stock

As of September 30, 2019, and December 31, 2018, the Company has 19,999,900 undesignated shares of preferred stock authorized, respectively. The preferred stock has no par value, of which nil shares are issued and outstanding.

During 2018, the Company entered stock purchase agreements to sell 5 Preferred Series A shares for $25,000 per share, totaling $125,000 to related parties. Payment for the shares was received during 2018. These shares of Preferred Series A were issued during the first quarter of 2019. During the first three quarters of 2019, the Company entered into stock purchase agreements with related parties to sell 5 Preferred Series A shares for $5,600 per share, totaling $28,000.

On March 4, 2019, the Company amended the Certificate of Designation of the Series A Preferred Stock of the Company to increase the number of authorized A Series Preferred Stock of the Company to 200 shares. During the first three quarters of 2019, the company issued 41 shares of Preferred Series A, with estimated valuation of $6,446,352 or $157,228 per shares, for compensation, of which 37 shares of Preferred Series A, totaling $5,817,440, were issued to related parties.

Common Stock

As of September 30, 2019, and December 31, 2018, the Company has 400,000,000 authorized shares of common stock, par value $0.001, of which 101,028,648 and 74,116,845 shares are issued and outstanding, respectively.

During 2018, the Company issued a total of 5,918,325 shares of common stock totaling $327,529 for services rendered. In addition, the Company issued 100,000 shares of common stock for the purchase of equipment valued at $5,000. The Company also issued 3,852,000 shares of common stock for cash totaling $93,100, of which 137,000 common shares were issued to related parties for $6,850. The Company issued 500,000 shares as settlement of $40,000 of accounts payable with a current director.

During the first three quarters of 2019, the Company issued 5,020,706 shares of common stock totaling $621,992 for services rendered, of which 1,961,029 shares totaling $282,247 were issued to related parties. In addition, 17,989,286 shares of common stock were issued in exchange for cash totaling $620,500, of which 325,000 shares were issued to a related party for $15,500. There were 3,512,493 shares of common stock issued for conversion of convertible notes and accrued interest totaling $13,904 and as a result settled $350,638 of derivative liabilities through additional paid in capital. Please refer to Note 5 for further details. The Company also issued 100,000 shares as settlement of $10,000 of accounts payable and 289,318 shares of common stock for cashless exercise of 431,818 warrants, and as a result settled $28,932 of derivative liabilities through additional paid in capital. Please refer to Note 9 for further discussion.

Index

NOTE 9 – WARRANTS

During the year ended December 31, 2018, the Company granted a total of 4,088,874 warrants to acquire shares of common stock at a range of $0.015 to $0.13 per share, respectively. All tranches of stock purchase warrants were issued to various note holders in connection with the issuance of convertible debt. During the first three quarter of September 30, 2019, the Company granted 293,700 warrants to acquire shares of common stock from $0.11 to $0.16 per share. These tranches of stock purchase warrants were issued to note holder in connection with the issuance of convertible notes. During the first three quarters of 2019, the Company issued 289,318 shares of common stock for cashless exercise of 431,818 warrants.

A summary of the status of the Company’s warrants as of September 30, 2019 is presented below:

	Number of Options and Warrants	Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,481,258	$0.01 to $0.10	2.27	0.05
Warrants granted	293,700	$0.10 to $0.16	2.58	0.12
Warrants exercised	(431,818)	$0.03	—	—
Warrants forfeited or expired	—	-	-	-
Outstanding as of September 30, 2019	6,343,140	$0.01 to $0.13	1.65	0.05
Exercisable as of September 30, 2019	6,343,140	$0.01 to $0.13	1.65	0.05

As of September 30, 2019, all of the 6,343,140 outstanding warrants are exercisable.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company entered into various, convertible or promissory, notes totaling $142,850. The notes bear interest rate ranging from 0% to 12%. The due dates for these notes are range from due on demand to May 20, 2022.

The Company entered into various agreements to issue an aggregate of 7,289,894 shares of common stocks for services rendered to the Company. In addition, the Company entered into several subscription agreements to issue 1,858,333 shares of common stock for cash totaling $55,750. A total of 22,047,324 shares of common stock were also issued for various debt conversion.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

 Results of Operations for the Three months ended September 30, 2019 and 2018

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

Index

Revenues

We had revenue of $63,585 and $33,349 for the three months periods ended September 30, 2019 and 2018, respectively. The change was mainly due to the increase in sales volume of wholesale coffee, services revenue, and parts.

Cost of Sales

Costs of sales was $47,961 for the three months period ended September 30, 2019 or 75.43% of revenues. The cost of sales was $12,340, or 37.00% of revenues for the three months period ended September 30, 2018. Cost of sales includes the costs directly attributable to revenue recognition, such as equipment costs, purchased costs, and payments to vendors. The increase in cost of sales was mainly due to the $14,666, $8,351, and $6,167 increases in cost of sales of equipment, cost of coffee sales, and delivery cost, respectively.

Operating Expenses

We had operating expenses of $825,633 for the three months period ended September 30, 2019 compared to operating expenses of $384,245 for the three months period ended September 30, 2018. The increase in operating expense was mainly due to $296,796 increase in advertising expense and $61,301 increase in professional fees, respectively.

Other Expenses/ Income

We had other income of $3,635,299 for the three months period ended September 30, 2019 compared to other expense of $989,383 for the for the three-month period ended September 30, 2018. The decrease in other expense was mainly due to the gain in the change in fair value of derivative liabilities of $3,847,256 as compared to the loss in change in the fair value of derivative liabilities of $818,267 during the three - months period ended September 30, 2018.”.

Results of Operations for the Nine months ended September 30, 2019 and 2018

Revenues

We had revenue of $166,685 and $132,257 for the nine months periods ended September 30, 2019 and 2018, respectively. The change was mainly due to the $21,463 increase in sales of equipment.

Cost of Sales

Costs of sales was $125,816 for the nine months period ended September 30, 2019 or 75.48% of revenues. The cost of sales was $64,054, or 48.43% of revenues for the nine months period ended September 30, 2018. Cost of sales includes the costs directly attributable to revenue recognition, such as equipment costs, purchase costs, and payments to vendors. The increase in cost of sales was mainly due to the $21,724, $18,931, and $16,368 increase in cost of delivery and shipping, cost of equipment of sales, and cost of sales of coffee, respectively.

 Operating Expenses

We had operating expenses of $7,862,713 for the nine months period ended September 30, 2019 compared to operating expenses of $846,145 for the nine months period ended September 30, 2018. The increase in operating expense was mainly due to $5,708,190, $809,194, and $275,695 increases to stock-based compensation, professional fees, and advertising fee.

Other Expenses/ Income

We had other income of $917,373 for the nine months period ended September 30, 2019 compared to $2,166,531 for the nine months period ended September 30, 2018. The decrease in other income was mainly due to the change in fair value of derivative liabilities. For the nine months ended September 30, 2019 the Company recorded a loss in change in fair value of derivative liabilities of $1,548,691 compared to a gain in change in fair value of derivative liabilities of $2,768,315 recorded during the nine months ended September 30, 2018.

Index

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $628,553 for the nine months period ended September 30, 2019, compared to $256,578 during the same period in 2018. During the first three quarters of 2019, the net cash used in operating activities was due to net loss of $6,904,471, which was increased by $1,548,691 change in derivative liabilities, $7,676 change in accounts receivable, $18,765 change in inventory, $386 change in prepaid expense and other current assets, $21,249 to change in lease liability, $8,107 to change in payroll and related liabilities, and was offset by $7,068,344 in stock -based compensation, $41,235 in depreciation expense, $54 loss on sale of equipment, $954 in amortization  of intangible asset, $394,390 in amortization  of debt discount, $47,875 in default interest capitalized into convertible note payable, $21,606 in amortization of right-of-use assets for operating lease, $63,935 change in accounts payable and accrued expenses, $179,027 change in accrued interest, and $63,372 change in related party payroll and related.

During the nine months ended 2018, the net cash used in operating activities was due to net income of $1,388,589, which was increased by $11,547 in depreciation expense, $1,425 loss on sale of equipment, $1,803 in  amortization of intangible assets, $2,000 loss on settlement of related party account payable, $512,774 in  amortization of debt discount, $70,000 convertible note issued for services rendered, $327,529 in  stock based compensation, $1,009 change in account receivable, $10,252 change in inventory, $67,855 change in accounts payable and accrued expenses,   $33,622 change in accrued interest, $90,258 change in related party payroll and related liabilities, and was offset by $2,768,315 change in derivative liabilities, $200 change in prepaid expenses and other current assets, and $6,726 change in payroll and related liabilities.

Investing Activities

During the first three quarters of 2019, net cash used in investing activities was $131,708 due to purchase of property and equipment for $135,298 offset by proceeds from sale of equipment for $3,590. During the first three quarters of 2018, net cash used in investing activities was $45,891 due to purchase of property and equipment for $57,281 offset by proceeds from sale of equipment for $11,390.

Financing Activities

During the first three quarters of 2019, net cash provided by financing activities was $1,022,020. During this period, the Company received $316,874 in proceeds from issuance of convertible notes payable, $16,400 in proceeds from loans payable from related parties, $40,355 in net proceeds from notes payable, $28,000 in proceeds from sale of preferred stock and $620,500 in proceeds from sale of common stock and $109 in repayments toward line of credit.

During the first three quarters of 2018, net cash provided by financing activities was $310,346. During this period, the Company received $118,000 in net proceeds from issuance of convertible notes payable, $100,000 in proceeds from sale of preferred stock and $93,100 in proceeds from sale of common stock and $157 in repayments toward line of credit.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

During the first three quarter of 2019, the Company issued a total of 17,989,286 shares of common and 5 shares of preferred class A stock in exchange for cash. In addition, the company issued a total of 5,020,706 shares of common stock and 41 shares of preferred class A stock for services rendered to the Company. The Company also issued a total of 3,612,493 shares of common stock for conversion of convertible notes  and settlement of accounts payable. The Company further issued 289,318 shares of common stock for cashless exercise of 431,818 warrants.

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

GRAND HAVANA INC.

Date: November 9, 2020	By: /s/ Robert Rico
Robert Rico
President and Chief Executive Officer (Principal Executive Officer)

Index